Form 10-Q
period 2005-06-30
NewPage CORP
filed 2005-08-15
CIK 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

Commission File No. 333-125952

NEWPAGE CORPORATION

Courthouse Plaza Northeast

Dayton, Ohio  45463

877.855.7243

State of Incorporation:	Delaware

IRS Employer Identification No.:	05-0616156

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☐          No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).                                                                                                                                                                                                                                                                     Yes  ☐           No  ☒

There were 100 Common Shares of the Company, $0.01 par value, outstanding as of August 1, 2005.

NEWPAGE CORPORATION

PART I                               FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

JUNE 30, 2005

(In thousands)

ASSETS
Cash and cash equivalents	$536
Accounts receivable, net	238,293
Inventories (Note C)	481,314
Other current assets	11,938
Total current assets	732,081

Property, plant and equipment, net of accumulated depreciation of $26,643	1,418,762
Intangibles and other assets (Note D)	204,011
TOTAL ASSETS	$2,354,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$137,504
Accrued expenses	127,259
Current maturities of long-term debt (Note F)	7,500
Total current liabilities	272,263

Long-term debt (Note F)	1,681,274
Other long-term obligations	57,804

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, 100 shares issued and outstanding, $0.01 per share par value
Additional paid-in capital	399,780
Accumulated deficit	(56,267)
Total stockholders’ equity	343,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,354,854

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

TWO MONTHS ENDED JUNE 30, 2005

(In thousands)

Net sales	$351,681

Cost of sales	333,998
Selling, general and administrative expenses	19,627
Interest expense (including amortization of debt issuance costs and debt discount and write-off of bridge financing costs of $12,454)	35,835
Other (income) expense, net (Note E)	19,038

Income (loss) before equity in earnings of investee	(56,817)

Equity in earnings of investee	550

Net income (loss)	$(56,267)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

TWO MONTHS ENDED JUNE 30, 2005

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Issuance of common stock	100	$—	$399,615	$
Net income (loss)				(56,267)
Equity award expense			165

Balance at June 30, 2005	100	$—	$399,780	$(56,267)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

TWO MONTHS ENDED JUNE 30, 2005

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(56,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	27,834
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs	12,454
Unrealized loss on option contract	20,038
Equity in earnings of investee	(550)
Equity award expense	165
Change in operating assets and liabilities	7,571
Net cash provided by (used in) operating activities	11,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,994,239)
Capital expenditures	(12,160)
Cash paid for option contracts	(72,957)
Net cash used in investing activities	(2,079,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	437,287
Proceeds from issuance of long-term debt and initial draw of revolver	1,693,571
Payment of debt issuance costs	(57,211)
Net borrowings (payments) on revolving credit facility	(5,000)
Net cash provided by financing activities	2,068,647

Net increase (decrease) in cash and cash equivalents and cash and cash equivalents at end of period	$536

SUPPLEMENTAL INFORMATION—Cash paid for interest	$32

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

A.            BASIS OF PRESENTATION

NewPage Corporation and its subsidiaries are engaged in the manufacturing, marketing and distribution of coated, uncoated and carbonless papers, which are manufactured at five mills in the United States. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. In this Quarterly Report on Form 10-Q, unless otherwise noted, the terms “we,” “our,” “ours,” “us,” “Company” and “NewPage” refer to NewPage Corporation and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim period presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles and practices generally accepted in the United States of America have been condensed or omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with our predecessor’s annual financial statements and notes thereto for the year ended December 31, 2004, included in the registration statement on Form S-4, as filed on June 20, 2005, as amended.

B.            ACQUISITION AND RELATED TRANSACTIONS

On May 2, 2005, NewPage Corporation and subsidiaries acquired the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation (“MeadWestvaco”) (the “acquisition”). On January 14, 2005, our indirect parent, Escanaba Timber LLC (“Escanaba Timber”), and MeadWestvaco entered into an equity and asset purchase agreement (the “purchase agreement)” pursuant to which we and our subsidiaries acquired the coated and carbonless papers group of MeadWestvaco. The purchase agreement and related documents contemplated the occurrence of the following events, which we collectively refer to as the “Transactions,” which were completed on May 2, 2005:

• Escanaba Timber contributed $415,000 of cash equity, as an investment in common stock, to NewPage Holding Corporation, also referred to as NewPage Holding.

• NewPage Holding issued $100,000 of NewPage Holding PIK notes to MeadWestvaco as part of the consideration and an additional $25,000 of NewPage Holding PIK notes for cash. NewPage Holding contributed the net cash proceeds from the PIK notes and the $415,000 of cash contributed by Escanaba Timber to NewPage Corporation, as an investment in the common stock of NewPage Corporation.

• We entered into two senior secured credit facilities, consisting of a $750,000 senior secured term loan and a $350,000 senior secured asset-based revolving credit facility.

• We issued $225,000 of floating rate senior secured notes due 2012 and $350,000 of 10% senior secured notes due 2012.

• We issued $200,000 of 12% senior subordinated notes due 2013.

• NewPage Corporation and its subsidiaries paid approximately $2,080,000 for MeadWestvaco’s Coated and Carbonless Papers Group, excluding fees and expenses and subject to the post-closing purchase price adjustments specified in the purchase agreement, of which $1,980,000 was paid in cash and $100,000 was paid in the form of NewPage Holding PIK notes.

Included in accounts receivable at June 30, 2005, is a receivable from MeadWestvaco of approximately $20,000 for the estimated post-closing purchase price adjustments.

The consolidated balance sheets in these financial statements include the assets acquired and liabilities assumed of MeadWestvaco’s coated and carbonless papers group and reflect an allocation of purchase price based on estimated fair value at the date of acquisition. The amount of the purchase price allocated to NewPage is different from the sum of the payments made through NewPage to MeadWestvaco as a result of a difference between the relative fair value of the assets acquired by NewPage and Escanaba Timber and the relative payments made by each company. A summary of the preliminary purchase price allocated to NewPage for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to completion of final appraisals and final determination of post-closing purchase price adjustments.

Current assets	$672,096
Property, plant and equipment	1,432,502
Intangibles and other assets	99,337
Total assets acquired	2,203,935
Current liabilities	(212,104)
Other long-term obligations	(58,010)
Total liabilities assumed	(270,114)
Net purchase price allocated	$1,933,821

The following table summarizes selected unaudited pro forma consolidated statements of operations data of the predecessor for the first half ended June 30, 2005 and 2004 as if the acquisition had been completed at the beginning of the year.

Unaudited pro forma financial data	2005	2004
Net sales	$1,067,570	$1,055,413
Net loss	(70,268)	(81,565)

This selected unaudited pro forma consolidated financial data is included only for the purposes of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on such date. Moreover, this information does not necessarily indicate what our future operating results will be. This information includes two months of actual data in 2005 for the period subsequent to the date of the acquisition. For periods prior to the acquisition, the unaudited pro forma information includes allocations to the predecessor of certain expenses maintained by MeadWestvaco for periods after the date of the acquisition.

C.            INVENTORIES

Inventories as of June 30, 2005, consist of:

Finished and in-process goods	$346,229
Raw materials	61,917
Stores and supplies	73,168
$481,314

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method.

D.            INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of June 30, 2005, consist of:

Option contracts	$52,919
Financing costs	44,854
Prepaid pension asset	43,398
Intangibles—customer relationships	30,223
Other	32,617
$204,011

E.             DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract as part of the Transactions and paid a premium of $72,000 for the contract. This commodity basket option contract is a purchased basket of put options on a mix of natural gas, market pulp and the Euro. While the option was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we will not apply hedge accounting treatment for this contract and will record changes in the fair value of the contract in other (income) expense. Other (income) expense for the two months ended June 30, 2005, includes an unrealized loss of $20,038 determined based on the mark-to-market value of the contract. The fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract.

As of June 30, 2005, we entered into two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our floating-rate debt. We entered into a $150,000 notional amount interest rate swap expiring June 2009 and a $150,000 notional amount interest rate swap expiring June 2010. We purchased a $150,000 notional amount interest rate cap with a cap rate of 4.50% that expires June 2008 for $957. These contracts are accounted for as cash-flow hedges, with changes in fair value recorded as a component of other comprehensive income and any ineffectiveness recorded in interest expense.

F.             LONG-TERM DEBT

In conjunction with the acquisition, we issued $1,693,571 of long-term debt on May 2, 2005, as follows:

Revolving senior secured credit facility	$175,367
Term loan senior secured credit facility	750,000
Floating rate senior secured notes	225,000
10% senior secured notes (face amount $350,000)	345,706
12% senior subordinated notes (face amount $200,000)	197,498
Total long-term debt, including current portion	$1,693,571

We incurred $46,211 of financing fees related to the issuance of the above debt. In addition, we recognized an expense of $11,000 after the acquisition related to bridge financing commitment fees. We will amortize the remainder of the financing costs to interest expense over the terms of the related debt issues.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a senior secured term loan of $750,000 and a senior secured revolving credit facility of $350,000. Subject to customary conditions, including the absence of defaults under the revolving facility, amounts available under the revolving facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving facility was partially utilized to fund the acquisition and pay related expenses, and may be utilized to fund our working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under our revolving credit facility is reduced by our outstanding letters of credit, which totaled $9,974 at June 30, 2005. The amount of loans and letters of credit available to us pursuant to the revolving facility is limited to the lesser of $350,000 or an amount determined pursuant to a borrowing base. The borrowing base at any time will be equal to 85% of the book value of our and our subsidiaries’ eligible account receivables, plus the lesser of (i) 75% of the lower of cost or market value of our and our subsidiaries’ eligible inventory or (ii) 85% of the “net cost recovery percentage” of our and our subsidiaries’ eligible inventory, minus certain reserves established by the collateral agent under the revolving facility. The collateral agent has the right to change these advance rates under certain circumstances. The eligibility of accounts receivable and inventory for inclusion in the borrowing base is determined in accordance with certain customary criteria specified pursuant to the revolving facility. For purposes of the borrowing base, “net cost recovery percentage” is the percentage determined by dividing the amount that would be recovered in an orderly liquidation of the inventory, as determined from the most recent inventory appraisal conducted under the terms of the revolving facility, by the cost of the inventory covered by such appraisal. Based on availability under the borrowing base as of June 30, 2005, we had $145,134 of additional borrowing under the revolving senior secured credit facility. Unless terminated earlier, the revolving facility matures at May 1, 2010. Amounts outstanding under our revolving facility initially bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus an applicable margin (initially 1.00%), or (ii) LIBOR plus an applicable margin (initially 2.00%). Certain customary fees are payable to the lenders and the agents under the senior secured credit facilities, including, without limitation, a commitment fee for our revolving facility based upon non-use of available funds and letter of credit fees and issuer fronting fees.

The senior term facility matures at May 1, 2011 and will amortize in 20 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the senior term facility during the first five years thereof, with the balance payable in four equal quarterly installments in year six. The senior term facility is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (iii) 50% of the net cash proceeds of equity offerings; (iv) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the term facility); and (v) 75% of our excess cash flow, as defined in the senior secured credit facility (declining in stages to zero, in accordance with a leverage ratio test). The loans under the senior term facility bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 2.00%, or (ii) LIBOR plus 3.00%.

The senior secured credit facilities are jointly and severally guaranteed by our parent and each of our domestic subsidiaries. Subject to certain customary exceptions, we and each of the guarantors granted to the lenders under the revolving facility a first priority security interest in and lien on our and our domestic subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent and our guarantor domestic subsidiaries. Subject to certain customary exceptions, we and each of the guarantors granted to the lenders under the term facility (i) a first priority security interest in and lien on substantially all of our and our domestic subsidiaries’ present and future property and assets (other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent and our guarantor domestic subsidiaries), including the capital stock of our domestic subsidiaries and 65% of the capital stock of our foreign subsidiaries, if any, as well as our capital stock owned by our parent and (ii) a second priority security interest in and lien on our and our domestic subsidiaries’ present and future cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to us, our parent or our guarantor domestic subsidiaries.

The senior secured credit facilities contain various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities. In addition, under the senior term facility (and under the revolving facility to the extent that on or after September 30, 2005, our unused borrowing availability under the revolving facility plus excess cash are below $40,000 for 10 consecutive business days), we are required to comply with specified financial ratios and tests, including a minimum interest and fixed charge coverage ratios, maximum senior and total leverage ratios and maximum capital expenditures.

Floating Rate and 10% Senior Secured Notes

We issued $350,000 face value of 10% senior secured notes and $225,000 of floating rate senior secured notes. The senior secured notes mature on May 1, 2012. Interest on the 10% senior secured notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2005. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.25%. We will pay interest on the floating rate senior secured notes quarterly, in arrears, on every February 1, May 1, August 1 and November 1, commencing on August 1, 2005.

The senior secured notes are secured on a second-priority basis by liens on all of our assets of the Company and the guarantors other than the collateral securing the revolving senior credit facility and the stock of our subsidiaries; are subordinated, to the extent of the value of the assets securing such indebtedness, to the senior secured credit facility; are senior in right of payment to our existing and future subordinated indebtedness, including the senior subordinated notes; and are jointly and severally unconditionally guaranteed by our domestic subsidiaries.

At any time prior to May 1, 2008, we may redeem up to 30% of the 10% senior secured notes at a redemption price of 110% with the net cash proceeds of one or more equity offerings by the Company or a contribution to the common equity capital of the Company from the net proceeds of one or more Equity Offerings by a direct or indirect parent of the Company. At any time prior to May 1, 2009, we may also redeem all or a part of the 10% senior secured notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, we may redeem all or a part of the 10% senior secured notes at an initial redemption price of 106.0%. At any time prior to May 1, 2008, we may redeem up to 30% of the floating rate senior secured notes at a redemption price of 100%, plus LIBOR on the date of redemption, plus 6.25% with the net cash proceeds of one or more Equity Offerings by the Company or a contribution to the common equity capital of the Company from the net proceeds of one or more Equity Offerings by a direct or indirect parent of the Company. On or after May 1, 2009, we may redeem all or a part of the floating rate senior secured notes at an initial redemption price of 103.0%. If a Change of Control occurs, each holder of senior secured notes has the right to require us to repurchase all or any part of that holder’s senior secured notes at 101% of the face value.

The senior secured notes contain various customary covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities.

12% Senior Subordinated Notes

We issued $200,000 face value of senior subordinated notes that mature on May 1, 2013. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, including the senior secured notes and borrowings under the senior secured credit facilities. Interest on the senior subordinated notes accrues at the rate of 12.0% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2005. The senior subordinated notes are jointly and severally guaranteed by each of our domestic subsidiaries.

At any time prior to May 1, 2008, we may redeem up to 30% of the senior subordinated notes at a redemption price of 112.0% with the net cash proceeds of one or more equity offerings by the Company or a contribution to the common equity capital of the Company from the net proceeds of one or more equity offerings by a direct or indirect parent of the Company. At any time prior to May 1, 2009, we may also redeem all or a part of the senior subordinated notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, we may redeem all or a part of the senior subordinated notes at an initial redemption price of 106.0%. If a Change of Control occurs, each holder of the senior subordinated notes has the right to require us to repurchase all or any part of that holder’s senior subordinated notes at 101% of the face value.

The senior subordinated notes contain various customary covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to (i) dispose of assets, (ii) incur additional indebtedness and guarantee obligations or issue preferred stock, (iii) repay other indebtedness, (iv) pay certain restricted payments and dividends, (v) create liens on assets or prohibit the creation of liens on assets, (vi) make investments, loans or advances, (vii) restrict distributions to our company from our subsidiaries, (viii) make certain acquisitions, (ix) engage in mergers or consolidations, (x) enter into sale and leaseback transactions, (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facilities or with affiliates or (xii) amend the terms of the notes and otherwise restrict corporate activities.

G.            EQUITY

In conjunction with the acquisition, we received an equity investment of $539,313 in common stock from our parent, NewPage Holding. We have 100 shares issued and outstanding of $0.01 par value common stock.

Equity Awards

Certain members of our management and our chairman were granted Class A Common Percentage Interests and Class B Common Percentage Interests of Maple Timber Acquisition LLC (our ultimate parent) (the “Management Interests”) relating to our business. The equity interests of Maple Timber Acquisition LLC are classified into two separate series: one relating to our business and one relating to the business of Escanaba Timber. The series of equity interests relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests and Preferred Percentage Interests. The Class A and Class B Common Percentage Interests participate in distributions only after holders of the Preferred Percentage Interests have received a return of their capital plus a preferred return thereon. Additionally, the Class B Common Percentage Interests will participate in the equity of our business only after the Class A Common Percentage Interests have received $200,000 in distributions. Of the Management Interests, 50% will vest over time, 10% vesting at the close of the acquisition, 45% vesting at December 31, 2006 and the other 45% vesting at December 31, 2007. The other 50% of the Management Interests will vest only if performance targets are met during 2006 and 2007. All Management Interests will vest only to the extent the employee remains employed by us on each vesting date or, if our chairman remains chairman of our company on each vesting date. However, all Management Interests will automatically vest upon a “change of control” or an “initial public offering.” The fair value of the restricted Management Interests granted to our members of managements and our chairman totaled $2,026. Effective as of the acquisition, we adopted SFAS No. 123 (Revised), Share-based Payment. In accordance with SFAS No. 123R, we have not recorded the unvested shares as paid-in capital. We have recognized expense of $165 during the two months ended June 30, 2005, and will recognize the additional compensation expense over the vesting periods with the offset recorded as an increase in additional paid-in capital. Furthermore, certain other members of our management were issued options to purchase Class A Common Percentage Interests that only vest upon the occurrence of a “change of control” or an “initial public offering.”

H.            BUSINESS SEGMENTS

Our principal business segments are Coated Paper System and Carbonless Paper System.

The Coated Paper System is engaged in the manufacturing, marketing and distribution of coated papers primarily used for commercial printing, magazines, catalogs, textbooks, and labels. The products in this segment include: coated papers, uncoated papers produced in Michigan and Kentucky, and market pulp production. This segment’s products are manufactured at four U.S. mills and supported by multiple distribution and converting locations.

The Carbonless Paper System is engaged in the manufacturing, marketing and distribution of carbonless and technical papers used primarily for business forms. The products in this segment include: value-added carbonless papers, uncoated papers, and specialty papers. This segment’s products are manufactured at one U.S. mill and one off-site coating facility.

The segments are measured on earnings before interest, taxes and certain other (income) expenses that are corporate items. Sales between the segments are transacted based on market prices. We have no operations or long-lived assets outside of the United States.

Two Months
2005
Net sales:
Coated Paper System	$278,819
Carbonless Paper System	72,862
Total	$351,681

Segment operating profit (loss):
Coated Paper System	$6,935
Carbonless Paper System	(7,440)
Total	$(505)

Segment depreciation, depletion and amortization:
Coated Paper System	$26,790
Carbonless Paper System	1,044
Total	$27,834

The following is a reconciliation of the segment operating profit (loss) reported above to the amount of income (loss) before equity in earnings of investee reported in the consolidated financial statements:

Two Months
2005
Segment operating profit (loss)	$(505)
Interest expense	(35,835)
Other income	111
Unrealized gain (loss) on option contracts	(20,038)
Pre-tax equity in earnings of investee	(550)
Income (loss) before equity in earnings of investee	$(56,817)

June 30,
2005
Segment assets:
Coated Paper System	$2,007,813
Carbonless Paper System	181,057
Corporate	165,984
Total	$2,354,854

I.              CONTINGENCIES

Claims have been made against us for the costs of environmental remedial measures taken or to be taken. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. We are involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on our financial condition, results of operations or liquidity.

J.             RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

At the acquisition we assumed certain retirement obligations for active hourly employees and received related retirement plan assets. We do not expect to make any contributions to the retirement plan during the current year.

At the acquisition we assumed certain postretirement health care obligations for active employees. We fund the postretirement health care benefits on a pay-as-you-go basis so that our contributions are equal to the benefits paid to participants.

We also sponsor defined contribution plans for certain employees, which provide for company contributions of a specified percentage of each employee’s total compensation. Certain of these plans include a profit-sharing component that varies depending on the achievement of certain objectives.

The funded status of the defined benefit plans at May 1, 2005, was as follows:

		Post-
	Retirement	retirement
	Plan	Plan
Benefit obligation	$259,229	$28,798
Fair value of plan assets	302,786
Funded status—long-term asset (liability)	$43,557	$(28,798)

Weighted-average assumptions:
Discount rate	5.25%	5.25%
Long-term rate of return on plan assets	8.00%

The postretirement benefit plan utilized a weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 13.0% for 2005 and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2013 and remaining at that level thereafter.

A summary of the components of net periodic costs for the two months ended June 30, 2005, is as follows:

		Post-
	Retirement	retirement
	Plan	Plan
Service cost	$1,900	$164
Interest cost	2,224	250
Expected return on plan assets	(3,965)
Net periodic costs	$159	$414

Future benefit payments for the plans for May 1 through December 31, 2005, each of the next five years and for the five years thereafter are expected to be paid as follows:

		Post-
	Retirement	retirement
	Plan	Plan
2005 (eight months)	$8,000	$230
2006	11,793	818
2007	12,901	1,456
2008	15,337	2,175
2009	16,257	2,892
2010	16,691	3,458
2011 though 2015	89,274	19,776

K.            INCOME TAX EXPENSE

For the two months ended June 30, 2005, we recorded an income tax benefit of $22,507 offset by a valuation allowance of the same amount. We have not recorded a deferred tax benefit for the amount of our loss before income taxes subsequent to the acquisition since it is more likely than not that we will not realize this benefit, as defined in SFAS No. 109, as a result of the negative evidence presented by our predecessor’s history of losses over the past three years.

L.            RELATED PARTY TRANSACTIONS

At the acquisition, we entered into fiber supply agreements with our indirect parent, Escanaba Timber LLC, whereby we are entitled to purchase timber fibers from them at prevailing market rates. During the two months ended June 30, 2005, we made purchases of $6,020 from them. At the acquisition, we were required to deposit $4,624 with them as a result of our lack of credit history as a stand-alone entity. In addition, we provide certain management services to them, including human resources, information technology and accounting. Our billings to them for these services are not significant.

An affiliate of Cerberus Capital Management, L.P., our equity sponsor, was paid a fee by our indirect parent, Escanaba Timber, in connection with the Transactions.

M.           RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs. This Statement amends ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement has no effect on us as our current accounting complies with the guidance.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies the accounting for conditional asset retirement obligations in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). This Statement is not expected to have a material effect on our financial position, results of operations, or compliance with our debt covenants.

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	One Month Ended	Four Months Ended
In thousands	April 30, 2005	April 30, 2005
Net sales (including sales to related parties of $3,683 and $10,238, respectively)	$172,388	$715,889

Cost of sales	164,267	672,034
Selling, general and administrative expenses	10,072	39,445
Interest expense	645	2,781
Other income, net	(140)	(1,122)

Income (loss) before income taxes and equity income from investee	(2,456)	2,751
Income tax (benefit)	(961)	776
Equity income from investee (net of income tax of $97 and $383, respectively)	173	681

Net income (loss)	$(1,322)	$2,656

The accompanying notes are an integral part of these financial statements.

	Second Quarter Ended	First Half Ended
In thousands	June 30, 2004	June 30, 2004
Net sales (including sales to related parties of $7,716 and $12,077, respectively)	$538,687	$1,055,413

Cost of sales	552,158	1,085,794
Selling, general and administrative expenses	33,249	63,314
Interest expense	2,366	4,716
Other income, net	(847)	(1,797)

Loss before income taxes and equity income from investee	(48,239)	(96,614)
Income tax benefit	(18,254)	(36,558)
Equity income from investee (net of income tax of $269 and $588, respectively)	479	1,044

Net loss	$(29,506)	$(59,012)

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

CONDENSED COMBINED BALANCE SHEET

(Unaudited)

In thousands	December 31, 2004

ASSETS
Accounts receivable, net	$199,506
Inventories	321,409
Other current assets	19,902
Current assets	540,817

Property, plant and equipment, net	2,033,373

Other assets, net	72,697
$2,646,887

LIABILITIES AND COMBINED EQUITY
Accounts payable	$123,183
Accrued expenses	144,056
Current liabilities	267,239

Long-term debt	145,035
Other long-term obligations	15,765
Deferred income taxes	506,335
Total liabilities	934,374

Commitments and contingences

Combined equity	1,712,513
$2,646,887

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS

(Unaudited)

Four Months Ended
In thousands	April 30, 2005
Cash flows from operating activities:
Net income	$2,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,712
Deferred income taxes	1,159
Loss on sales of assets, net	1,510
Investee – earnings and distributions	1,006
Changes in operating assets and liabilities:
Accounts receivable, net	(1,947)
Inventories	(59,339)
Other current assets	(2,983)
Other long-term assets	(3,051)
Accounts payable	2,591
Accrued expenses	(17,584)
Other liabilities	741
Net cash provided by operating activities	1,471

Cash flows from investing activities:
Additions to property, plant and equipment	(18,768)
Proceeds from sale of property, plant and equipment	—
Net cash used in investing activities	(18,768)

Cash flows from financing activities:
Repayment of long-term debt	(145,035)
Net transactions with MeadWestvaco Corporation	162,332
Net cash provided by financing activities	17,297

Increase (decrease) in cash and cash equivalents	$—

The accompanying notes are an integral part of these financial statements.

First Half Ended
In thousands	June 30, 2004
Cash flows from operating activities:
Net loss	$(59,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113,472
Deferred income taxes	(25,908)
Loss on sales of assets, net	1,598
Investee – earnings and distributions	2,838
Changes in operating assets and liabilities:
Accounts receivable, net	(17,374)
Inventories	36,953
Other current assets	122
Other long-term assets	(2,959)
Accounts payable	36,822
Accrued expenses	1,889
Other liabilities	2,022
Net cash provided by operating activities	90,463

Cash flows from investing activities:
Additions to property, plant and equipment	(32,087)
Proceeds from sale of property, plant and equipment	100
Net cash used in investing activities	(31,987)

Cash flows from financing activities:
Net transactions with MeadWestvaco Corporation	(58,476)
Net cash used in financing activities	(58,476)

Increase (decrease) in cash and cash equivalents	$—

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (IN THOUSANDS)

1.  Description of Business and Basis of Presentation

These combined financial statements present the historical results of the Printing and Writing Papers Business, which is sometimes referred to as the Coated and Carbonless Papers Group (the “Business”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005.  The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that will not be purchased.  The Business is engaged in the manufacturing, marketing and distribution of coated, uncoated and carbonless papers, which are manufactured at five domestic mills.

These combined financial statements are intended to present the historical results of the Business operations during each respective period.  As such, these combined financial statements include allocations of certain expenses, as well as assets and liabilities historically maintained by MeadWestvaco and not recorded in the accounts of the Business.  The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis.  However, these combined financial statements may not necessarily be indicative of the results that would have been obtained if the Business had operated as a separate entity during the periods presented.

The combined equity of the Business comprises the excess of the Business’ assets over its liabilities.  Combined equity is affected by the Business’ operating results, expense allocations from MeadWestvaco and cash transfers between the Business and MeadWestvaco, including settlement of intercompany transactions and amounts paid or received relating to interest and income taxes, as MeadWestvaco manages all treasury activities of the Business.

These interim combined financial statements have not been audited.  However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made.  These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the Business’s annual financial statements for the year ended December 31, 2004.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying financial statements should be read in conjunction with the Business’s annual financial statements and notes thereto for the year ended December 31, 2004, included in the registration statement on Form S-4, as filed on June 20, 2005, as amended.

Stock Options

The Business measures compensation cost for MeadWestvaco stock options issued to employees using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Business’s pro forma net loss would have been as follows:

	One Month Ended April 30, 2005	Four Months Ended April 30, 2005
Net income (loss) – as reported	$(1,322)	$2,656
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	65	261
Pro forma net income (loss)	$(1,387)	$2,395

	Second Quarter Ended June 30, 2004	First Half Ended June 30, 2004
Net loss – as reported	$(29,506)	$(59,012)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	196	378
Pro forma net loss	$(29,702)	$(59,390)

2.  Restructuring

One month ended April 30, 2005

For the one month ended April 30, 2005, there were no restructuring charges.

Four months ended April 30, 2005

During the four months ended April 30, 2005, the Business recorded total pretax charges of $169 for employee separation costs, all of which was recorded within cost of sales.

Quarter ended June 30, 2004

For the quarter ended June 30, 2004, the Business recorded total pretax charges of $120 for employee separation costs, of which $97 and $23 were recorded within cost of sales and selling, general and administrative expenses, respectively.

First half ended June 30, 2004

During the first half of 2004, the Business recorded total pretax charges of $425 for employee separation costs, of which $400 and $25 were recorded within cost of sales and selling, general and administrative expenses, respectively.

Prior periods

As part of the Business’s planned integration strategy and various restructuring activities, the Business had charges of $13,481 for the separation benefits of approximately 120 employees associated with restructuring activities of prior periods.  As of June 30, 2004, approximately 49% of the affected employees had been separated.  The remaining separations substantially occurred by the end of 2004.

Summary of other restructuring charges, other than Westvaco and Mead merger related

The activity related to the plans above was as follows for the four months ended April 30, 2005:

Employee costs
Balance of related accruals at December 31, 2004	$852
Add: current charges	169
Less: payments	533
Balance of related accruals at April 30, 2005	$488

The activity related to the plans above was as follows for the first half of 2004:

	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$3,904	$(8)	$3,896
Add: current charges	425	—	425
Less: payments	2,275	(8)	2,267
Balance of related accruals at June 30, 2004	$2,054	$—	$2,054

Westvaco and Mead merger-related restructuring

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco.  Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill.  Accordingly, these costs did not impact 2002 earnings and were not allocated to segments.  The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups.  Costs associated with decommissioning the machines and most employee termination benefits for 347 employees totaled $23,009, of which $2,150 was for asset impairments.

At March 31, 2005, there was no remaining balance of liabilities established in conjunction with the actions related to the Westvaco and Mead merger.

Summary of Westvaco and Mead merger-related restructuring

The activity in the accrued liability related to the plan described above was as follows for the first quarter of 2005:

Other costs
Balance of related accruals at December 31, 2004	$1,326
Less: payments	1,326
Balance of related accruals at March 31, 2005	$—

The activity in the accrued liability related to the plan described above was as follows for the first half of 2004:

Other costs
Balance of related accruals at December 31, 2003	$1,591
Less: payments	95
Balance of related accruals at June 30, 2004	$1,496

3.  Inventories and Property, Plant and Equipment

December 31, 2004

Raw materials	$52,840
Production materials, stores and supplies	68,676
Finished and in-process goods	199,893
Total inventories	$321,409

Property, plant and equipment is net of accumulated depreciation of $1,702,617 at December 31, 2004.

4.  Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the Business performs its annual impairment review of goodwill during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

Intangible assets subject to amortization, included in other assets, include customer contracts and lists.  The gross carrying amount for these identifiable intangible assets was $49,550 at December 31, 2004.  Accumulated amortization associated with these identifiable intangible assets was $19,399 at December 31, 2004.

The Business recorded amortization expense of $446, $1,785, $1,850 and $3,389 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively, relating to those identifiable assets, subject to amortization.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2005 and each of the succeeding five years is as follows:  2005 - $5,331; 2006 - $4,858; 2007 - $3,857; 2008 - $3,998; 2009 - $2,823; 2010 - $2,625.  As acquisitions and dispositions occur in the future, these amounts may vary.

5.  Employee Retirement and Postretirement Benefits

The employees of the Business are participants in various defined benefit pension and postretirement plans sponsored by MeadWestvaco, and the assets and liabilities are combined with those related to other MeadWestvaco businesses.  Similarly, MeadWestvaco manages its domestic postretirement benefit plans on a combined basis, and claims data and liability information related to the Business is aggregated and combined, by plan, with those related to other MeadWestvaco businesses.  As a result, no assets or liabilities are reflected on the Business’s combined balance sheet, and pension and postretirement expense for the Business has been determined on a multi-employer plan basis.

Pension costs recorded by the Business with respect to defined benefit pension plans for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004 were approximately $1,782, $7,129, $4,986 and $9,973, respectively.

The employees of the Business are also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco.  Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options.  MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, the Business incurred expenses of approximately $844, $3,695, $2,708 and $5,430, respectively, for matching contributions to the defined contribution benefit plans.

Upon retirement, MeadWestvaco provides life insurance and other post retirement benefits for certain MeadWestvaco retirees, including certain Business employees.  MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs.  Costs of providing these benefits to both active and retired employees of the Business were approximately $4,500, $18,200, $14,200 and $26,800 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.

6.  Segment Information

The Business’s principal business segments are Coated Paper System and Carbonless Paper System.

The Coated Paper System is engaged in the manufacturing, marketing and distribution of coated papers primarily used for commercial printing, magazines, catalogs, textbooks, and labels.  The products in this segment include:  coated papers, uncoated papers produced in Michigan and Kentucky, and market pulp production.  This segment’s products are manufactured at four domestic mills and supported by multiple distribution and converting locations.

The Carbonless Paper System is engaged in the manufacturing, marketing and distribution of carbonless and technical papers used primarily for business forms.  The products in this segment include:  value-added carbonless papers, uncoated papers, and specialty papers.  This segment’s products are manufactured at one domestic mill and one off-site coating facility.

The segments are measured on earnings before taxes and extraordinary items.  The segments follow the same accounting principles described in the Summary of Significant Accounting Policies, as included in the Business’s annual financial statements for the year ended December 31, 2004.  Sales between the segments are transacted based on market prices. There are no operations, including long-lived assets, outside of the United States.

	Trade	Segment
One Month Ended April 30, 2005	Sales	Profit (Loss)
Coated Paper	$136,278	$1,135
Carbonless Paper	36,110	(3,321)
Total	$172,388	$(2,186)

	Trade	Segment
Four Months Ended April 30, 2005	Sales	Profit (Loss)
Coated Paper	$580,934	$11,891
Carbonless Paper	134,955	(8,076)
Total	$715,889	$3,815

	Trade	Segment
Second Quarter Ended June 30, 2004	Sales	Profit (Loss)
Coated Paper	$439,431	$(28,613)
Carbonless Paper	99,256	(18,878)
Total	$538,687	$(47,491)

	Trade	Segment
First Half Ended June 30, 2004	Sales	Profit (Loss)
Coated Paper	$857,092	$(68,932)
Carbonless Paper	198,321	(26,050)
Total	$1,055,413	$(94,982)

7.  Environmental and Legal Matters

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business.  The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to a number of sites.  There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim.  The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs.  The Business regularly evaluates its potential liability at these various sites.  At December 31, 2004, the Business has recorded liabilities of approximately $1.7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters.  The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based.  After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

The Business is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the Business’s financial condition or liquidity.  In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

8.  Related Party Transactions

Transactions between the Business and other business segments of MeadWestvaco commonly occur in the normal course of business.  In addition, the Business also has transactions with MeadWestvaco’s Forestry Operations.  Purchases from Forestry Operations were $166, $2,491, $880 and $2,476 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.  Sales to other MeadWestvaco business segments were $3,683, $10,238, $7,716 and $12,077 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.  Purchases from other MeadWestvaco business segments were $407, $1,459, $798 and $1,371 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff.  Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations.  The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis.  These costs are included in cost of sales or selling, general and administrative expenses, consistent with the MeadWestvaco classification, in the accompanying combined statements of operations.  Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $2,602, $11,000, $10,720 and $21,042 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.

In addition to the above, the Business shares facilities and related costs (utilities and services) with other business segments of MeadWestvaco.  Costs charged by the Business to MeadWestvaco for shared facilities totaled $243, $922, $679 and $1,358 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.  These charges were based on estimates of actual usage for utilities and head count for other services and are recorded as a reduction of the related cost.

* * * * *

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the acquisition. Accordingly, the discussion and analysis of historical operations of our predecessor during the periods prior to the acquisition do not reflect the significant effect that the accounting for the acquisition will have on the reporting of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the following discussions in conjunction with risk factors and forward-looking statements (including those factors specifically relevant to the operations and financial condition of NewPage Corporation for periods subsequent to the acquisition) contained in the Registration Statement on Form S-4.

This Quarterly Report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and energy costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment, including requirements for enhanced environmental compliance; and our ability to operate as a stand-alone business.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason, except as required by law.

Company Background

On May 2, 2005, we acquired the Printing and Writing Papers Business of MeadWestvaco Corporation. We are the largest coated paper manufacturer in North America based on production capacity according to industry publications. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines and catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce carbonless copy paper for business forms, as well as uncoated paper, digital printing paper and market pulp, a component used in the manufacturing of paper.

Net Sales

Our net sales are a function of the number of tons of paper that we sell and the price at which we sell our paper. The coated paper industry is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macro-economic factors, such as supply and demand, that are largely out of our control. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Coated paper purchases typically are made by customers pursuant to purchase orders on an as-needed basis, and generally are not made under contracts that provide for fixed prices or minimum volume commitments. Uncoated paper and pulp prices historically have not materially affected our operating results because uncoated paper and pulp have not comprised a material portion of our net sales.

Carbonless paper prices have historically been less variable than our coated paper prices, and in some cases prices are fixed by contract. Because of competition from competing products and technologies, carbonless paper markets have been declining and we expect carbonless paper to contribute a smaller percentage of our net sales in the future. We have supply agreements with several of our carbonless paper customers.

Our earnings are sensitive to price changes for our principal products, with price changes in coated paper having the greatest effect. Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our results for several reasons:

•              Market prices for paper products are a function of supply and demand, factors over which we have limited control.

•              Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in our costs to our customers absent increases in the market price.

•              The manufacturing of paper is highly capital-intensive and a large portion of our and our competitors’ operating costs are fixed. Additionally, paper machines are large, complex machines that operate more efficiently when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs.

During the first quarter of 2005, price increases were announced by coated paper manufacturers, including us, for coated paper. During the second quarter of 2005, this price increase was realized somewhat slower than originally expected. This is largely caused by lower industry demand, which we believe is caused in part by lower advertising and promotional spending and some customer inventory reductions.

Cost of Sales

The principal components of our cost of sales are chemicals, timber, energy, labor, maintenance and depreciation, amortization and depletion. Costs for commodities, including chemicals, timber and energy, are the most variable component of our cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce. The weighted-average cost of sales per ton of paper and pulp sold for the second quarter of 2005 has only increased slightly compared to the first quarter of 2005, primarily because of the benefits realized from our productivity initiatives mostly offsetting increases in commodity costs. We do not track timber, energy or chemicals on a cost of sales basis, but instead track these costs on a cost of production basis. Cost of production is calculated using the cost for the number of tons of paper we produce instead of the cost for the number of tons of paper we sell.

Energy

We produce a large portion of our energy requirements, historically purchasing approximately 40% of our energy needs from third-party suppliers. The energy we purchase from third-party suppliers consists of electricity and fuel used by us, primarily consisting of natural gas and coal, to create some of our own energy. We expect energy costs to remain volatile throughout 2005.

Labor costs

Labor costs include wages, salary and benefit expenses attributable to our mill personnel. Mill employees at a non-managerial level are compensated on an hourly basis in accordance with our union contracts. Management employees at our mills are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term. The size of our hourly labor force is not expected to increase. In addition, we have not experienced significant labor shortages.

Maintenance

Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for annual maintenance. Day-to-day maintenance expenses have not varied significantly from year to year. Larger maintenance projects and equipment expenses can produce year to year fluctuations in our maintenance expenses. Maintenance spending is typically highest in the second quarter of each year as a result of scheduled annual maintenance shutdowns occurring during that quarter. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Depreciation, amortization and depletion

Depreciation, amortization and depletion expense for our assets associated with our mill operations is included in cost of sales. Depreciation and amortization expense for our assets associated with our non-mill related assets is included in selling, general and administrative expense. The depletion expense portion of our cost of sales relates to the depletion of capitalized timber assets that we purchase. We expect that depreciation, amortization and depletion expense will be lower after the acquisition as a result of the lower asset bases assigned to property, plant and equipment.

Selling, General and Administrative (“SG&A”) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to our information technology systems and research and development expenses. Our SG&A expenses have not historically fluctuated significantly from year to year. We expect that our SG&A expenses (excluding transitional costs related to the acquisition) will decrease as compared to prior to the acquisition as a result of the elimination of corporate allocations that were charged to our predecessor by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we expect to incur directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources.

Interest

MeadWestvaco only allocated interest expense to our predecessor for borrowings specifically related to certain mill operations. These borrowings were repaid prior to the acquisition or were retained by MeadWestvaco. We expect that our interest expense will be substantially higher as a result of the financing arrangements related to the acquisition.

Taxes

For periods prior to the acquisition, our predecessor was included in the consolidated income tax returns of MeadWestvaco. Income taxes have been presented based on a calculation of the income tax benefit we would have generated if we had operated as a separate taxpayer. However, pursuant to the acquisition purchase agreement, any prior tax benefits will be retained by MeadWestvaco. For federal income tax purposes, the acquisition is being treated as an asset purchase and we generally will have a tax basis in the acquired assets equal to the purchase price. We have not recorded a deferred tax benefit for the amount of our loss before income taxes subsequent to the acquisition since it is more likely than not that we will not realize this benefit, as defined in SFAS No. 109, as a result of the negative evidence presented by our predecessor’s history of losses over the past three years.

Results of Operations

The following discussions of the combined results of operations are based on the combination of the Printing and Writing Papers Business of MeadWestvaco Corporation and our post-acquisition results. Accordingly, the results of operations for historical as well as future periods may not be comparable to the prior periods. For the 2005 results shown, our actual results for the two months ended June 30, 2005, are included in the total.

Second Quarter 2005 Compared to Second Quarter 2004

					Combined
	Successor -				Successor and
	NewPage				Predecessor		Predecessor
	Corporation		Predecessor		Second		Second
	Two Months		One Month		Quarter		Quarter
	Ended		Ended		Ended		Ended
	June 30,		April 30,		June 30,		June 30,
	2005		2005		2005		2004
(dollars in millions)	$	%	$	%	$	%	$	%
Net sales	351.7	100.0	172.4	100.0	524.1	100.0	538.7	100.0
Cost of sales	334.0	95.0	164.2	95.3	498.2	95.1	552.1	102.5
Selling, general and administrative expense	19.6	5.6	10.1	5.8	29.7	5.6	33.2	6.2
Interest expense	35.8	10.2	0.7	0.4	36.5	7.0	2.4	0.4
Other (income) expense	19.1	5.4	(0.2)	(0.1)	18.9	3.6	(0.8)	(0.1)
Income (loss) before income taxes and equity in earnings of investee	(56.8)	(16.2)	(2.4)	(1.4)	(59.2)	(11.3)	(48.2)	(9.0)
Income tax expense (benefit)	0.0	0.0	(0.9)	(0.5)	(0.9)	(0.2)	(18.2)	(3.4)
Equity in earnings of investee	0.5	0.2	0.2	0.1	0.7	0.1	0.5	0.1
Net income (loss)	(56.3)	(16.0)	(1.3)	(0.8)	(57.6)	(11.0)	(29.5)	(5.5)

Supplemental Information:
Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA)	7.4		18.4		25.8		12.0
Net cash provided by (used in) operating activities	11.3		11.9		23.2		57.5

Net sales for the second quarter of 2005 were $524.1 million compared to $538.7 million for the second quarter of 2004, a decrease of 2.7%. The decrease was largely the result of decreases in coated paper sales volumes from 533,000 tons in the second quarter of 2004 to 450,000 tons in the second quarter of 2005 partially offset by an increase in average coated paper prices from $775 per ton in the second quarter of 2004 to $877 per ton in the second quarter of 2005, as well as higher sales volumes and selling prices of our carbonless and uncoated papers in the second quarter of 2005. The decrease in coated paper sales volume was largely caused by a decrease in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the second quarter of 2004.

Cost of sales for the second quarter of 2005 was $498.2 million compared to $552.1 million for the second quarter of 2004, a decrease of 9.8%. The decrease was primarily attributable to lower coated paper sales volume in the second quarter of 2005 and lower depreciation, amortization and depletion expense offset by higher costs of timber, energy, and chemicals. Depreciation, amortization and depletion expense decreased to $47.4 million in the second quarter of 2005 from $57.1 million for the second quarter of 2004 as a result of lower asset bases assigned to property, plant and equipment after the acquisition. This represents a reduction in the monthly depreciation, amortization and depletion rate of approximately 30%. Timber costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. In addition, cost for timber purchased by our mill in Escanaba, Michigan was higher as a result of increased demand for the regional timber supply as a result of new buyers competing with the existing buyers. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil, from which they are derived.

Our gross margin for the second quarter of 2005 improved to 4.9%, compared to (2.5)% for the second quarter of 2004. This was due to higher sales prices, product mix improvements, and cost reduction programs offset by higher timber, energy, and chemical costs and more market-related downtime. We improved product and customer mix by selling a more profitable mix of products to existing customers, decreasing export sales and discontinuing sales of certain low margin paper sold during the second quarter of 2004. During the second quarter of 2005 we took market-related downtime of 19,000 tons of coated paper and 9,000 tons of carbonless paper compared to no market-related downtime of coated paper and 5,000 tons of carbonless paper in the second quarter of 2004. The number of tons of market-related downtime is calculated by comparing actual results to planned production in tons for each machine that is taken down. Planned production is based on historical production and includes relevant factors such as capital improvements and planned maintenance downtime.

Cost of production is calculated using the cost for the number of tons of paper we produce instead of the cost for the number of tons of paper we sell. During the second quarter of 2005 and 2004, our costs of production included $117.1 million and $107.1 million for various chemicals used in the manufacturing of paper, $72.9 million and $76.4 million for timber and $35.5 million and $33.6 million for purchased energy. During the second quarter of 2005 and 2004, our aggregate cost of chemicals amounted to $182 and $163 per ton of paper we produced. During the second quarter of 2005, we purchased 1.8 million tons of timber at a weighted-average cost of $34 per ton. During the second quarter of 2004, we purchased 1.8 million tons of timber at a weighted-average cost of $30 per ton. Electricity, natural gas and coal represented approximately 29%, 26% and 32%, of our total third-party energy costs during the second quarter of 2005. We expect energy costs to remain volatile throughout the remainder of 2005.

Maintenance expense at our mills totaled $65.5 million and $63.2 million in the second quarter of 2005 and 2004. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the second quarter of 2005 and 2004 of $7.4 million and $9.5 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. For comparison purposes, maintenance expense was $53.8 million and we had no incidental incremental costs in the first quarter of 2005.

Selling, general and administrative expenses were $29.7 million for the second quarter of 2005 compared to $33.2 million for the second quarter of 2004, a decrease of 10.7%. The decrease was a result of the elimination of corporate allocations that were charged to us by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we incurred transitional costs of $2.0 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter of 2005 to 5.6% from 6.2% in the second quarter of 2004.

Other (income) expense for the second quarter of 2005 primarily consists of an unrealized loss of $20.0 million determined based on the mark-to-market value of a purchased option contract that we elected to not apply hedge accounting treatment. As of May 2, 2005, we entered into a commodity basket option contract as part of the Transactions and paid a premium of $72.0 million for the contract. This commodity basket option contract is a purchased basket of put options on a mix of natural gas, market pulp and the Euro. While the option was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we have elected to not apply hedging accounting treatment for this contract and will record changes in the fair value of the contract in other (income) expense, which may result in significant variability in earnings. We have elected to recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts would be equal to the amount that we could receive from the counterparty to settle their obligation. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. The remaining amounts consist primarily of agent commissions for fiber sales.

EBITDA was $25.8 million and $12.0 million for the second quarter of 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements made over the last twelve months. Net cash provided by (used in) operating activities was $23.2 million and $57.5 million for the second quarter of 2005 and 2004. The change in net cash provided by operating activities was primarily a result of an increase in inventory levels in the second quarter of 2005 compared to a decrease in inventory levels in the second quarter of 2004. See Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA below for further information on the use of EBITDA as a measurement tool.

First Half 2005 Compared to First Half 2004

					Combined
	Successor -				Successor and
	NewPage				Predecessor		Predecessor
	Corporation		Predecessor		First		First
	Two Months		Four Months		Half		Half
	Ended		Ended		Ended		Ended
	June 30,		April 30,		June 30,		June 30,
	2005		2005		2005		2004
(dollars in millions)	$	%	$	%	$	%	$	%
Net sales	351.7	100.0	715.9	100.0	1,067.6	100.0	1,055.4	100.0
Cost of sales	334.0	95.0	672.1	93.9	1,006.1	94.2	1,085.8	102.9
Selling, general and administrative expense	19.6	5.6	39.5	5.5	59.1	5.5	63.3	6.0
Interest expense	35.8	10.2	2.8	0.4	38.6	3.6	4.7	0.5
Other (income) expense	19.1	5.4	(1.2)	(0.2)	17.9	1.7	(1.8)	(0.2)
Income (loss) before income taxes and equity in earnings of investee	(56.8)	(16.2)	2.7	0.4	(54.1)	(5.0)	(96.6)	(9.2)
Income tax expense (benefit)	0.0	0.0	0.8	0.1	0.8	0.1	(36.6)	(3.5)
Equity in earnings of investee	0.5	0.2	0.7	0.1	1.2	0.1	1.0	0.1
Net income (loss)	(56.3)	(16.0)	2.6	0.4	(53.7)	(5.0)	(59.0)	(5.6)

Supplemental Information:
Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA)	7.4		83.3		90.7		23.2
Net cash provided by (used in) operating activities	11.3		1.0		12.3		90.5

Net sales for the first half of 2005 were $1,067.6 million compared to $1,055.4 million for the first half of 2004, an increase of 1.2%. The increase was largely the result of an increase in average coated paper prices from $769 per ton in the first half of 2004 to $868 per ton in the first half of 2005. This increase was partially offset by decreases in coated paper sales volume from 1,052,000 tons in the first half of 2004 to 945,000 tons in the first half of 2005. The decrease in coated paper sales volume was largely caused by a decrease in industry demand, which we believe was due to lower advertising spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the first half of 2004.

Cost of sales for the first half of 2005 was $1,006.1 million compared to $1,085.8 million for the first half of 2004, a decrease of 7.3%. The decrease was primarily attributable to lower coated paper sales volume in the first half of 2005 and lower depreciation, amortization and depletion expense offset by higher costs of timber, energy, and chemicals. Depreciation, amortization and depletion expense decreased to $104.1 million in the first half of 2005 from $113.5 million for the first half of 2004 as a result of lower asset bases assigned to property, plant and equipment after the acquisition. Timber costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. In addition, cost for timber purchased by our mill in Escanaba, Michigan was higher as a result of increased demand for the regional timber supply as a result of new buyers competing with the existing buyers. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil.

Our gross margin for the first half of 2005 improved to 5.8%, compared to (2.9)% for the first half of 2004. This was due to higher sales prices, product mix improvements and cost reduction programs offset by higher timber, energy, and chemical costs and slightly more market-related downtime. We improved product and customer mix by selling a more profitable mix of products to existing customers, decreasing export sales and discontinuing sales of certain low margin paper sold during the first half of 2004. During the first half of 2005 we took market-related downtime of 19,000 tons of coated paper and 9,000 tons of carbonless paper compared to market-related downtime in the first half of 2004 of 27,000 tons of coated paper and 10,000 tons of carbonless paper.

During the first half of 2005 and 2004, our costs of production included $238.4 million and $212.7 million for various chemicals used in the manufacturing of paper, approximately $155.5 million and $147.6 million for timber and approximately $79.6 million and $69.5 million for purchased energy. During the first half of 2005 and 2004, our aggregate cost of chemicals amounted to $181 and $166 per ton of paper we produced. During the first half of 2005, we purchased 3.9 million tons of timber at a weighted-average cost of $35 per ton. During the first half of 2004, we purchased 4.1 million tons of timber at a weighted-average cost of $30 per ton. Electricity, natural gas and coal represented approximately 27%, 26% and 29%, respectively, of our total third-party energy costs during the first half of 2005.

Maintenance expense at our mills totaled $119.3 million and $114.6 million in the first half of 2005 and 2004. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the first half of 2005 and 2004 of $7.4 million and $10.1 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $59.1 million for the first half of 2005 compared to $63.3 million for the first half of 2004, a decrease of 6.7%. The decrease was a result of the elimination of corporate allocations that were charged to us by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we incurred transitional costs of $2.0 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses decreased in the first half of 2005 to 5.5% from 6.0% in the first half of 2004.

Other (income) expense for the first half of 2005 primarily consists of an unrealized loss of $20.0 million determined based on the mark-to-market value of a purchased option contract that we elected to not apply hedge accounting treatment. The remaining amounts consist primarily of agent commissions for fiber sales.

EBITDA was $90.7 million and $23.2 million for the first half of 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements made over the last twelve months. Net cash provided by (used in) operating activities was $12.3 million and $90.5 million for the first half of 2005 and 2004. The change in net cash provided by operating activities was primarily a result of an increase in inventory levels in the first half of 2005 compared to a decrease in inventory levels in the first half of 2004. See Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA below for further information on the use of EBITDA as a measurement tool.

Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA

EBITDA is not a measure of our liquidity under accounting principles generally accepted in the United States (“GAAP”), is not intended to represent cash flow from operations, as defined under GAAP, and should not be used as an alternative to cash flow from operations as an indicator of liquidity. EBITDA is shown because it is a primary component of certain covenants under our senior secured credit facility and is a basis upon which our management assesses liquidity. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA instead of cash flow from operations has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net cash provided by operating activities to EBITDA:

	Second Quarter		First Half
(in millions)	2005	2004	2005	2004
Net cash provided by (used in) operating activities	$23.2	$57.5	$12.3	$90.5
Cash interest expense	24.0	2.4	26.2	4.7
Income tax expense (benefit)	(0.9)	(18.3)	0.8	(36.6)
Income tax expense on equity in earnings of investee	0.1	0.3	0.4	0.6
Loss on sale of assets	(1.0)	(1.1)	(1.5)	(1.6)
Investee—earnings and distributions	0.8	(1.5)	(0.5)	(2.8)
Unrealized loss on option contract	(20.0)	0.0	(20.0)	0.0
Deferred income taxes	0.6	10.7	(1.4)	25.9
Equity award expense	(0.2)	0.0	(0.2)	0.0
Changes in operating assets and liabilities	(0.8)	(38.0)	74.6	(57.5)
EBITDA	$25.8	$12.0	$90.7	$23.2

Segment Data

The following table sets forth net sales and segment profit (loss) for our coated and carbonless paper segments:

	Second Quarter		First Half
	Ended June 30,		Ended June 30,
	2005		2005
	Combined		Combined
	Successor and	2004	Successor and	2004
(in millions)	Predecessor	Predecessor	Predecessor	Predecessor
Net sales:
Coated paper	$415.1	$439.4	$859.8	$857.1
Carbonless paper	109.0	99.3	207.8	198.3
	$524.1	$538.7	$1,067.6	$1,055.4

Segment profit (loss) (1):
Coated paper	$8.1	$(28.6)	$18.8	$(68.9)
Carbonless paper	(10.8)	(18.9)	(15.5)	(26.1)
	$(2.7)	$(47.5)	$3.3	$(95.0)

Segment depreciation, amortization and depletion (2):
Coated paper	$42.5	$45.1	$87.5	$89.7
Carbonless paper	4.9	12.0	16.6	23.8
	$47.4	$57.1	$104.1	$113.5

(1)   Segment profit (loss) includes pre-tax equity in earnings of investee and excludes taxes and certain corporate items that are included in other (income) expense and interest expense.

(2)   Depreciation, amortization and depletion expense is not comparable across different periods as a result of lower asset bases assigned to property, plant and equipment after the acquisition.

Coated Paper

Net sales for the coated paper segment were $415.1 million for the second quarter of 2005, compared to $439.4 million for the second quarter of 2004, a decrease of 5.5%. The decrease was due to a decrease in sales volume offset in part by an increase in coated paper prices. Average coated paper prices rose from $775 per ton in the second quarter of 2004 to $877 per ton in the second quarter of 2005; coated paper volumes decreased from 533,000 tons in the second quarter of 2004 to 450,000 tons in the second quarter of 2005. The decrease in sales volume was largely caused by a fall off in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the second quarter of 2004.

The coated paper segment profit was $8.1 million in the second quarter of 2005 compared to a loss of $28.6 million in the second quarter of 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower depreciation, amortization and depletion offset in part by lower sales volumes, increased costs for chemicals, timber and energy and higher levels of market-related downtime taken. We took market-related downtime in the second quarter of 2005 of 19,000 tons compared to no market-related downtime in the second quarter of 2004.

Net sales for the coated paper segment were $859.8 million for the first half of 2005, compared to $857.1 million for the first half of 2004, an increase of 0.3%. The increase was due to an increase in coated paper prices offset in part by a decrease in sales volume. Average coated paper prices rose from $769 per ton in the first half of 2004 to $868 per ton in the first half of 2005; coated paper volumes decreased from 1,052,000 tons in the first half of 2004 to 945,000 tons in the first half of 2005. The decrease in sales volume was largely caused by a fall off in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the first half of 2004.

The coated paper segment profit was $18.8 million in the first half of 2005 compared to a loss of $68.9 million in the first half of 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower levels of market-related downtime taken offset in part by lower sales volumes and increased costs for chemicals, timber and energy. We took market-related downtime in the first half of 2005 of 19,000 tons compared to 27,000 tons of market-related downtime in the first half of 2004.

Carbonless Paper

Net sales for the carbonless paper segment, which includes carbonless papers and uncoated products, increased to $109.0 million in the second quarter of 2005 from $99.3 million in the second quarter of 2004, an increase of 9.8%. The sales increase was driven by an increase in the sales price per ton on both carbonless and uncoated products, increased export sales of carbonless paper and an increase in uncoated paper sales volume. Carbonless paper sales volumes were unchanged from the corresponding period in the prior year. The average price per ton of paper for this segment increased from $1,226 per ton in the second quarter of 2004 to $1,253 per ton in the second quarter of 2005, an increase of 2.2%.

The carbonless segment incurred a loss of $10.8 million in the second quarter of 2005, compared to a loss of $18.9 million in the second quarter of 2004. The decrease in the segment loss during the second quarter of 2005 was largely due to lower depreciation, amortization and depletion expense for the two months subsequent to the acquisition and productivity initiatives that were not in place during the second quarter of 2004 offset by slightly higher levels of market-related downtime. We took market-related downtime in the second quarter of 2005 of 9,000 tons compared to 5,000 tons of market-related downtime in the second quarter of 2004.

Net sales for the carbonless paper segment increased to $207.8 million in the first half of 2005 from $198.3 million in the first half of 2004, an increase of 4.8%. The sales increase was driven by an increase in sales prices per ton of carbonless paper, increased export sales of carbonless paper and an increase in uncoated volume offset slightly by lower volumes of carbonless paper. The average price per ton of paper for this segment increased from $1,245 per ton in the first half of 2004 to $1,258 per ton in the first half of 2005, an increase of 1.1%.

The carbonless segment incurred a loss of $15.5 million in the first half of 2005, compared to a loss of $26.1 million in the first half of 2004. The decrease in the segment loss during the first half of 2005 was largely due to lower depreciation, amortization and depletion expense for the two months subsequent to the acquisition and productivity initiatives that were not in place during the first half of 2004. We took market-related downtime in the first half of 2005 of 9,000 tons compared to 10,000 tons of market-related downtime in the first half of 2004.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a light sales volume quarter with some inventory build in anticipation of maintenance outages to be taken in the second quarter and higher sales volumes in the third quarter. Our second quarter typically begins to build to higher sales rate and is our quarter with the highest maintenance spending as a result of scheduled annual maintenance shutdowns. While we expect this pattern to continue, the second quarter of 2005 was atypical with softer demand than the first quarter. Our third quarter is typically our strongest quarter, reflecting a substantial increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales quarter as printing for year-end holidays continues. We expect these trends to continue for the foreseeable future.

Outlook

We expect sales volumes in our third and fourth quarters to improve over our sales rate for the two months ended June 30, 2005, as we approach the traditionally higher sales period of the year. We plan to take modest machine downtime in the third quarter of 2005 in order to maintain appropriate inventory levels. We believe that the increase in our inventory levels during 2005 has been caused by lower industry demand combined with efficient production performance at our paper mills. We expect that the machine downtime will result in a decrease of production of approximately 30,000 tons of coated, carbonless and uncoated paper. We will consider the need for additional downtime from time to time based on market conditions.

Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution.  Overall, we expect crude oil and energy costs to remain volatile throughout the remainder of 2005.

On June 2, 2005, we announced that we would be evaluating steps needed to ensure the carbonless paper business and associated facilities would remain viable for the long term. Options being considered include a sale of the segment to a buyer with better alignment to its core business or to the carbonless management team and/or its employees. As a third option, we would retain the operations and would perform a major restructuring and streamlining of the existing facilities to reduce costs. The process of reviewing the options is expected to take a number of months to complete.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

As of June 30, 2005, there was $170.4 million outstanding under the revolving senior credit facility and based on availability under the borrowing base as of that date, we had $145.1 million of borrowing availability under the revolving senior credit facility. Our aggregate indebtedness at June 30, 2005, was $1,688.8 million. We are highly leveraged. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings. See our Registration Statement on Form S-4, as amended, for a more extensive discussion of liquidity and capital resources.

Inventory has increased from $321.4 million at December 31, 2004, to $481.3 million at June 30, 2005. Approximately half of this increase is a result of the changes caused in recording the initial acquired values at the date of acquisition and the elimination of the MeadWestvaco LIFO reserve that was retained by MeadWestvaco’s LIFO pool.

As of June 30, 2005, we entered into two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our floating-rate debt. We entered into a $150.0 million notional amount interest rate swap expiring June 2009 and a $150.0 million notional amount interest rate swap expiring June 2010. We purchased a $150.0 million notional amount interest rate cap with a cap rate of 4.50% that expires June 2008 for $1.0 million.

Capital expenditures were $12.2 million for the two months ended June 30, 2005 and were $30.9 million for the first half of 2005. Capital expenditures for all of 2005 are expected to be approximately $90.0 million and are expected to consist of maintenance capital projects, environmental projects and capital improvements, such as a paper machine rebuild at our mill in Luke, Maryland. Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In connection with compliance with environmental laws and regulations we expect to incur capital expenditures of $11.0 million in 2005 and $22.0 million in 2006 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures. We expect to fund our capital expenditures from cash flows from operations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Environmental and legal liabilities. We record accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. We record accruals for other legal contingencies, which are also subject to numerous uncertainties and variables associated with assumptions and judgments, when the contingency is probable of occurring and reasonably estimable.

Long-lived assets:

Useful lives. Useful lives of tangible and intangible assets are based on management’s estimates of the periods over which the assets will be productively utilized in the revenue generation process or for other useful purposes. Factors that affect the determination of lives include prior experience with similar assets, product life expectations and industry practices. The determination of useful lives dictates the period over which tangible and intangible long-lived assets are depreciated or amortized, typically using the straight-line method.

Tangible assets. We review long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised to determine future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Intangible assets. Business acquisitions often result in recording intangible assets, the values of which are often based upon, in part, independent third-party appraisals. Like long-lived tangible assets, intangible assets are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised to determine future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Revenue recognition. We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are in many instances subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period.

Income taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize our deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made. We have tax jurisdictions located in many states and are subject to audit in these states, as well as at the federal level. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. While actual results could vary, in management’s judgment we have adequate accruals with respect to the ultimate outcome of such unresolved tax matters.

Derivative financial instruments. Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We have elected to recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. Our commodity basket option is a complex derivative financial instrument for which we have limited ability to unwind the position with a counterparty other than the seller of the option.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of our financial information.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2005. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
Number	Description

2.1 *	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC), as amended April 22, 2005
2.2 *	First Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC
2.3 *	Second Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC
3.1 *	Certificate of Incorporation of NewPage Corporation
3.2 *	Bylaws of NewPage Corporation
4.1 *	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee
4.2 *	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee
4.3 *	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein, HSBC Bank USA, National Association, as Trustee
4.4 *	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.1)
4.5 *	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.2)
4.6 *	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.3)
4.7 *	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.1)
4.8 *	Exchange and Registration Rights Agreement, dated May 2, 2005, among NewPage Corporation, the guarantors named herein and the Initial Purchasers set forth therein
4.9*

Intercreditor Agreement, dated as of May 2, 2005 among NewPage Corporation, NewPage Holding Corporation, certain subsidiaries of NewPage Corporation, JPMorgan Chase Bank, N.A., as revolving loan collateral agent and The Bank of New York, as collateral trustee

4.10 *

Collateral Trust Agreement dated as of May 2, 2005 among NewPage Corporation, the Pledgors from time to time party thereto, Goldman Sachs Credit Partners L.P., HSBC Bank USA, National Association, and The Bank of New York

Exhibit
Number	Description

4.11 *

Priority Lien Debt Pledge and Security Agreement, dated as of May 2, 2005 in favor of The Bank of New York, as collateral by and among NewPage Corporation, certain subsidiaries thereof and The Bank of New York

10.1 *	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Escanaba Paper Company
10.2 *	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Chillicothe Paper Inc.
10.3 *	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Wickliffe Paper Company
10.4 *

Revolving Credit and Guaranty Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets LLC, Bank of America, N.A. and UBS Securities LLC

10.5 *

Term Loan Credit and Guaranty Agreement, dated May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P. and USB Securities LLC

10.6 *	Priority Lien Debt Pledge and Security Agreement, dated May 2, 2005, by and among NewPage Corporation and certain of its affiliates and The Bank of New York
10.7 *	Revolving Credit Pledge and Security Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein and JPMorgan Chase Bank, N.A.
10.8 *	Allocation and Services Agreement dated as of April 30, 2005 between NewPage Corporation and Escanaba Timber LLC
10.9 *	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark
10.10 *	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Matthew L. Jesch
10.11 *	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and James C. Tyrone
10.12 *	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Peter H. Vogel

Exhibit
Number	Description

10.13 *	Consulting Agreement dated May 2, 2005, by and between NewPage Corporation and Mark Suwyn
31.1 **	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 **	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

*              Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No.: 333-125952), filed with the SEC on June 20, 2005, and incorporated by reference herein.

**           Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewPage Corporation
(Registrant)

Date:	August 15, 2005	/s/ Matthew L. Jesch
Matthew L. Jesch
Vice President and
Chief Financial Officer
(Principal Financial Officer)