Form 10-Q/A
period 2005-06-30
NewPage CORP
filed 2005-10-31
CIK 1329069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

This Amendment is being filed to restate the condensed combined financial statements of the Printing and Writing Papers Business of MeadWestvaco Corporation (the “predecessor”) for the one month and four months ended April 30, 2005, to correct the accounting for the allocation of costs of defeasing certain debt related to the predecessor, income taxes and the immaterial effect of correcting certain other corporate allocations and accounting adjustments. See Note 2 to the Condensed Combined Financial Statements of the predecessor for further information.

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

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

TWO MONTHS ENDED JUNE 30, 2005

(In thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Issuance of common stock	100	$—	$399,615	$
Net income (loss)				(56,267)
Equity award expense			165

Balance at June 30, 2005	100	$—	$399,780	$(56,267)

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

B.            ACQUISITION AND RELATED TRANSACTIONS

On May 2, 2005, NewPage Corporation and subsidiaries acquired the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation (“MeadWestvaco”) (the “acquisition”). On January 14, 2005, our indirect parent, Escanaba Timber LLC (“Escanaba Timber”), and MeadWestvaco entered into an equity and asset purchase agreement (the “purchase agreement”) pursuant to which we and our subsidiaries acquired the coated and carbonless papers group of MeadWestvaco. The purchase agreement and related documents contemplated the occurrence of the following events, which we collectively refer to as the “Transactions,” which were completed on May 2, 2005:

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

The funded status of the defined benefit plans at May 1, 2005, was as follows:

	Retirement	Postretirement
	Plan	Plan
Benefit obligation	$259,229	$28,798
Fair value of plan assets	302,786
Funded status—long-term asset (liability)	$43,557	$(28,798)

Weighted-average assumptions:
Discount rate	5.25%	5.25%
Long-term rate of return on plan assets	8.00%

The postretirement benefit plan utilized a weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 13.0% for 2005 and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2013 and remaining at that level thereafter.

A summary of the components of net periodic costs for the two months ended June 30, 2005, is as follows:

	Retirement	Postretirement
	Plan	Plan
Service cost	$1,900	$164
Interest cost	2,224	250
Expected return on plan assets	(3,965)
Net periodic costs	$159	$414

Future benefit payments for the plans for May 1 through December 31, 2005, each of the next five years and for the five years thereafter are expected to be paid as follows:

	Retirement	Postretirement
	Plan	Plan
2005 (eight months)	$8,000	$230
2006	11,793	818
2007	12,901	1,456
2008	15,337	2,175
2009	16,257	2,892
2010	16,691	3,458
2011 through 2015	89,274	19,776

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

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	One Month Ended	Four Months Ended
In thousands	April 30, 2005	April 30, 2005
	(As Restated)	(As Restated)
Net sales (including sales to related parties of $3,683 and $10,238, respectively)	$172,725	$716,226

Cost of sales	164,583	673,286
Selling, general and administrative expenses	10,120	39,493
Interest expense, including loss on defeasance of debt of $17,776 and $17,776, respectively	18,421	20,557
Other income, net	(271)	(1,253)

Loss before income taxes and equity income from investee	(20,128)	(15,857)
Income tax benefit	(8,868)	(7,459)
Equity income from investee (net of income tax of $97 and $383, respectively)	173	681

Net loss	$(11,087)	$(7,717)

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

Commitments and contingencies

Combined equity	1,712,513
$2,646,887

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

STATEMENT OF CHANGES IN COMBINED EQUITY

(Unaudited)

In thousands	EQUITY
(As Restated)
BALANCE, DECEMBER 31, 2004	$1,712,513

Net loss for the four months ended April 30, 2005	(7,717)
Payment by MeadWestvaco Corporation to defease long-term debt	161,930
Transactions with MeadWestvaco Corporation, net	16,617

BALANCE, APRIL 30, 2005	$1,883,343

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

Four Months Ended
In thousands	April 30, 2005
(As Restated)
Cash flows from operating activities:
Net loss	$(7,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,906
Deferred income taxes	(7,076)
Loss on sales of assets, net	515
Investee–earnings and distributions	1,006
Loss on defeasance of debt	17,776
Changes in operating assets and liabilities:
Accounts receivable, net	(3,002)
Inventories	(59,296)
Other current assets	(3,010)
Other long-term assets	(2,499)
Accounts payable	3,916
Accrued expenses	(15,518)
Other liabilities	601
Net cash provided by operating activities	1,602

Cash flows from investing activities:
Additions to property, plant and equipment	(17,356)
Net cash used in investing activities	(17,356)

Cash flows from financing activities:
Net transactions with MeadWestvaco Corporation	15,754
Net cash provided by financing activities	15,754

Increase (decrease) in cash and cash equivalents	$—

Non-Cash Transactions:
Payment by MeadWestvaco Corporation to defease long-term debt	$161,930
Contribution of property, plant and equipment by MeadWestvaco Corporation	$863

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

In thousands	First Half Ended June 30, 2004

Cash flows from operating activities:
Net loss	$(59,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113,472
Deferred income taxes	(25,908)
Loss on sales of assets, net	1,598
Investee–earnings and distributions	2,838
Changes in operating assets and liabilities:
Accounts receivable, net	(17,374)
Inventories	36,953
Other current assets	122
Other long-term assets	(2,959)
Accounts payable	36,822
Accrued expenses	1,889
Other liabilities	2,022
Net cash provided by operating activities	90,463

Cash flows from investing activities:
Additions to property, plant and equipment	(32,087)
Proceeds from sale of property, plant and equipment	100
Net cash used in investing activities	(31,987)

Cash flows from financing activities:
Net transactions with MeadWestvaco Corporation	(58,476)
Net cash used in financing activities	(58,476)

Increase (decrease) in cash and cash equivalents	$—

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS (IN THOUSANDS)

1.  Description of Business and Basis of Presentation

These combined financial statements present the historical results of the Printing and Writing Papers Business, which is sometimes referred to as the Coated and Carbonless Papers Group (the “Business” or the “Predecessor”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005.  The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that will not be purchased.  The Business is engaged in the manufacturing, marketing and distribution of coated, uncoated and carbonless papers, which are manufactured at five domestic mills.

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

Stock Options

The Business measures compensation cost for MeadWestvaco stock options issued to employees using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure.  If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Business’s pro forma net loss would have been as follows:

	One Month Ended April 30, 2005	Four Months Ended April 30, 2005
	(As Restated)	(As Restated)
Net loss–as reported	$(11,087)	$(7,717)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	65	261
Pro forma net loss	$(11,152)	$(7,978)

	Second Quarter Ended June 30, 2004	First Half Ended June 30, 2004
Net loss–as reported	$(29,506)	$(59,012)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	196	378
Pro forma net loss	$(29,702)	$(59,390)

2. Restatement of Previously Issued Financial Statements

The condensed combined statements of operations for the one month and four months ended April 30, 2005, have been restated to reflect the loss on the defeasance of debt by MeadWestvaco in connection with the Acquisition. The restatement reflects an increase in interest expense of $17,776 ($11,283, net of tax) to record the premium paid as an expense of the Business. The restatement was required as the accounting for the defeasance of debt for these separate company financial statements should have included the costs of the defeasance in the period ended April 30, 2005, since the debt was related to the Business. The condensed combined financial statements have been further adjusted for the following: an income tax adjustment of $1,215 to increase income tax benefit for the reconciliation of the income taxes reflected on the 2004 tax return of the Predecessor to the income taxes reflected in the condensed combined financial statements; and the immaterial effect of the adjustment of $305 for other corporate allocations and accounting adjustments, including a restructuring charge reversal of $936. Conforming changes have also been made to the combined statement of cash flows for the four months ended April 30, 2005. Changes have also been made to the accompanying notes to the condensed combined financial statements. The following table summarizes restated amounts within the 2005 combined statements of operations and cash flows:

	One Month Ended April 30, 2005		Four Months Ended April 30, 2005
	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Net sales	$172,388	$172,725	$715,889	$716,226
Cost of sales	164,267	164,583	672,034	673,286
Selling, general and administrative expenses	10,072	10,120	39,445	39,493
Interest expense	645	18,421	2,781	20,557
Other income, net	(140)	(271)	(1,122)	(1,253)
Income (loss) before income taxes and equity income in investee	(2,456)	(20,128)	2,751	(15,857)
Income tax expense (benefit)	(961)	(8,868)	776	(7,459)
Equity income in investee	173	173	681	681
Net income (loss)	$(1,322)	$(11,087)	$2,656	$(7,717)

Combined Statements of Cash Flows:
Net cash provided by operating activities			1,471	1,602
Net cash used in investing activities			(18,768)	(17,356)
Net cash provided by financing activities			17,297	15,754

3.  Restructuring

One month ended April 30, 2005

For the one month ended April 30, 2005, there were no restructuring charges.

Four months ended April 30, 2005

During the four months ended April 30, 2005, the Business recorded total pretax adjustments of expense of $169 for employee separation costs, all of which was recorded within cost of sales.

Quarter ended June 30, 2004

For the quarter ended June 30, 2004, the Business recorded total pretax adjustments of expense of $120 for employee separation costs, of which $97 and $23 were recorded within cost of sales and selling, general and administrative expenses, respectively.

First half ended June 30, 2004

During the first half of 2004, the Business recorded total pretax adjustments of expense of $425 for employee separation costs, of which $400 and $25 were recorded within cost of sales and selling, general and administrative expenses, respectively.

Prior periods

As part of the Business’s planned integration strategy and various restructuring activities, including the integration of Westvaco’s operations into MeadWestvaco, the Business had restructuring charges in 2002 and 2003 for the separation benefits of an aggregate of approximately 340 employees.  As of December 31, 2004, all of the affected employees had been separated.

Summary of other restructuring charges, other than Westvaco and Mead merger related

The activity related to the plans above was as follows for the four months ended April 30, 2005:

Employee costs
Balance of related accruals at December 31, 2004	$852
Add: adjustments in 2005	169
Less: payments	533
Balance of related accruals at April 30, 2005	$488

The activity related to the plans above was as follows for the first half of 2004:

	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$3,904	$(8)	$3,896
Add: adjustments in 2004	425	—	425
Less: payments	2,275	(8)	2,267
Balance of related accruals at June 30, 2004	$2,054	$—	$2,054

Westvaco and Mead merger-related restructuring

In 2002 MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco.  Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill.  Accordingly, these costs did not affect 2002 earnings and were not allocated to segments.  The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups.

Summary of Westvaco and Mead merger-related restructuring

The activity in the accrued liability related to the plan described above was as follows for the four months ended April 30, 2005:

	Other Costs (As Reported)	Other Costs (As Restated)
Balance of related accruals at December 31, 2004	$1,326	$1,326
Add: charge for adjustment to accrual	—	121
Less: payments	1,326	48
Balance of related accruals at April 30, 2005	$—	$1,399

The activity in the accrued liability related to the plan described above was as follows for the first half of 2004:

Other costs
Balance of related accruals at December 31, 2003	$1,591
Less: payments	95
Balance of related accruals at June 30, 2004	$1,496

4.  Inventories and Property, Plant and Equipment

December 31, 2004

Raw materials	$52,840
Production materials, stores and supplies	68,676
Finished and in-process goods	199,893
Total inventories	$321,409

Property, plant and equipment is net of accumulated depreciation of $1,702,617 at December 31, 2004.

5.  Goodwill and Other Intangible Assets

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

6.  Long-term Debt

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the one month and four months ended April 30, 2005, is a loss of $17,776 on the defeasance of the debt and write-off of unamortized financing costs.

7.  Employee Retirement and Postretirement Benefits

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

8.  Income Tax Provision

The Business’s effective income tax rate for the one month and four months ended April 30, 2005, is significantly different from the statutory rates in effect as a result of a change in estimate of income taxes related to the reconciliation of the income taxes reflected on the 2004 tax return of the Predecessor with the income tax provision reflected in the condensed combined financial statements at December 31, 2004.

9.  Segment Information

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

	Trade	Segment
One Month Ended April 30, 2005	Sales	Profit (Loss)
	(As Restated)	(As Restated)
Coated Paper	$136,547	$(16,000)
Carbonless Paper	36,178	(3,858)
Total	$172,725	$(19,858)

	Trade	Segment
Four Months Ended April 30, 2005	Sales	Profit (Loss)
	(As Restated)	(As Restated)
Coated Paper	$581,203	$(5,244)
Carbonless Paper	135,023	(9,549)
Total	$716,226	$(14,793)

	Trade	Segment
Second Quarter Ended June 30, 2004	Sales	Profit (Loss)
Coated Paper	$439,431	$(28,613)
Carbonless Paper	99,256	(18,878)
Total	$538,687	$(47,491)

	Trade	Segment
First Half Ended June 30, 2004	Sales	Profit (Loss)
Coated Paper	$857,092	$(68,932)
Carbonless Paper	198,321	(26,050)
Total	$1,055,413	$(94,982)

A loss of $17,776 related to the defeasance of debt prior to the Acquisition is included in the Coated Paper segment loss for the one month and four months ended April 30, 2005.

10.  Environmental and Legal Matters

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business. The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to a number of sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The Business regularly evaluates its potential liability at these various sites. At April 30, 2005, the Business has recorded liabilities of approximately $2.2 million (restated) for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

11.  Related Party Transactions

Transactions between the Business and other business segments of MeadWestvaco commonly occur in the normal course of business.  In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $166, $2,491, $880 and $2,476 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.  Sales to other MeadWestvaco business segments were $3,683, $10,238, $7,716 and $12,077 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.  Purchases from other MeadWestvaco business segments were $407, $1,459, $798 and $1,371 for the one month and four months ended April 30, 2005 and the quarter and half year ended June 30, 2004, respectively.

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

* * * * *

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As further discussed in Note 2 to the Condensed Combined Financial Statements of the predecessor, the condensed combined financial statements for the one month and four months ended April 30, 2005, were restated to correct the accounting for the allocation of costs of defeasing certain debt related to the predecessor, income taxes and the immaterial effect of correcting certain other corporate allocations and accounting adjustments. The management discussion and analysis of financial condition and results of operations contained herein have been revised as applicable.

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

Second Quarter 2005 Compared to Second Quarter 2004

					Combined
	Successor -				Successor and
	NewPage				Predecessor		Predecessor
	Corporation		Predecessor		Second		Second
	Two Months		One Month		Quarter		Quarter
	Ended		Ended		Ended		Ended
	June 30,		April 30,		June 30,		June 30,
	2005		2005		2005		2004
			(As Restated)		(As Restated)
(dollars in millions)	$	%	$	%	$	%	$	%
Net sales	351.7	100.0	172.7	100.0	524.4	100.0	538.7	100.0
Cost of sales	334.0	95.0	164.6	95.3	498.6	95.1	552.1	102.5
Selling, general and administrative expense	19.6	5.6	10.1	5.9	29.7	5.7	33.2	6.2
Interest expense	35.8	10.2	18.4	10.6	54.2	10.3	2.4	0.4
Other (income) expense	19.1	5.4	(0.3)	(0.1)	18.8	3.6	(0.8)	(0.1)
Loss before income taxes and equity in earnings of investee	(56.8)	(16.2)	(20.1)	(11.7)	(76.9)	(14.7)	(48.2)	(9.0)
Income tax expense (benefit)	0.0	0.0	(8.8)	(5.2)	(8.8)	(1.8)	(18.2)	(3.4)
Equity in earnings of investee	0.5	0.2	0.2	0.1	0.7	0.1	0.5	0.1
Net loss	(56.3)	(16.0)	(11.1)	(6.4)	(67.4)	(12.8)	(29.5)	(5.5)

Supplemental Information:
Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA)	7.4		17.7		25.1		12.0
Net cash provided by (used in) operating activities	11.3		12.5		23.8		57.5

Net sales for the second quarter of 2005 were $524.4 million compared to $538.7 million for the second quarter of 2004, a decrease of 2.7%. The decrease was largely the result of decreases in coated paper sales volumes from 533,000 tons in the second quarter of 2004 to 450,000 tons in the second quarter of 2005 partially offset by an increase in average coated paper prices from $775 per ton in the second quarter of 2004 to $877 per ton in the second quarter of 2005, as well as higher sales volumes and selling prices of our carbonless and uncoated papers in the second quarter of 2005. The decrease in coated paper sales volume was largely caused by a decrease in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the second quarter of 2004.

Cost of sales for the second quarter of 2005 was $498.6 million compared to $552.1 million for the second quarter of 2004, a decrease of 9.7%. The decrease was primarily attributable to lower coated paper sales volume in the second quarter of 2005 and lower depreciation, amortization and depletion expense offset by higher costs of timber, energy, and chemicals. Depreciation, amortization and depletion expense decreased to $47.0 million in the second quarter of 2005 from $57.1 million for the second quarter of 2004 as a result of lower asset bases assigned to property, plant and equipment after the acquisition. This represents a reduction in the monthly depreciation, amortization and depletion rate of approximately 30%. Timber costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. In addition, cost for timber purchased by our mill in Escanaba, Michigan was higher as a result of increased demand for the regional timber supply as a result of new buyers competing with the existing buyers. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil, from which they are derived.

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

Selling, general and administrative expenses were $29.7 million for the second quarter of 2005 compared to $33.2 million for the second quarter of 2004, a decrease of 10.5%. The decrease was a result of the elimination of corporate allocations that were charged to us by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we incurred transitional costs of $2.0 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter of 2005 to 5.7% from 6.2% in the second quarter of 2004.

Other (income) expense for the second quarter of 2005 primarily consists of an unrealized loss of $20.0 million determined based on the mark-to-market value of a purchased option contract that we elected to not apply hedge accounting treatment. As of May 2, 2005, we entered into a commodity basket option contract as part of the Transactions and paid a premium of $72.0 million for the contract. This commodity basket option contract is a purchased basket of put options on a mix of natural gas, market pulp and the Euro. While the option was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we have elected to not apply hedge accounting treatment for this contract and will record changes in the fair value of the contract in other (income) expense, which may result in significant variability in earnings. We have elected to recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts would be equal to the amount that we could receive from the counterparty to settle their obligation. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. The remaining amounts consist primarily of agent commissions for fiber sales.

EBITDA was $25.1 million and $12.0 million for the second quarter of 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements made over the last twelve months. Net cash provided by (used in) operating activities was $23.8 million and $57.5 million for the second quarter of 2005 and 2004. The change in net cash provided by operating activities was primarily a result of an increase in inventory levels in the second quarter of 2005 compared to a decrease in inventory levels in the second quarter of 2004. See Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA below for further information on the use of EBITDA as a measurement tool.

First Half 2005 Compared to First Half 2004

					Combined
	Successor -				Successor and
	NewPage				Predecessor		Predecessor
	Corporation		Predecessor		First		First
	Two Months		Four Months		Half		Half
	Ended		Ended		Ended		Ended
	June 30,		April 30,		June 30,		June 30,
	2005		2005		2005		2004
			(As Restated)		(As Restated)
(dollars in millions)	$	%	$	%	$	%	$	%
Net sales	351.7	100.0	716.2	100.0	1,067.9	100.0	1,055.4	100.0
Cost of sales	334.0	95.0	673.3	94.0	1,007.3	94.3	1,085.8	102.9
Selling, general and administrative expense	19.6	5.6	39.5	5.5	59.1	5.5	63.3	6.0
Interest expense	35.8	10.2	20.6	2.9	56.4	5.3	4.7	0.5
Other (income) expense	19.1	5.4	(1.3)	(0.2)	17.8	1.7	(1.8)	(0.2)
Income (loss) before income taxes and equity in earnings of investee	(56.8)	(16.2)	(15.9)	(2.2)	(72.7)	(6.8)	(96.6)	(9.2)
Income tax expense (benefit)	0.0	0.0	(7.5)	(1.0)	(7.5)	(0.7)	(36.6)	(3.5)
Equity in earnings of investee	0.5	0.2	0.7	0.1	1.2	0.1	1.0	0.1
Net income (loss)	(56.3)	(16.0)	(7.7)	(1.1)	(64.0)	(6.0)	(59.0)	(5.6)

Supplemental Information:
Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA)	7.4		81.7		89.1		23.2
Net cash provided by (used in) operating activities	11.3		1.5		12.8		90.5

Net sales for the first half of 2005 were $1,067.9 million compared to $1,055.4 million for the first half of 2004, an increase of 1.2%. The increase was largely the result of an increase in average coated paper prices from $769 per ton in the first half of 2004 to $868 per ton in the first half of 2005. This increase was partially offset by decreases in coated paper sales volume from 1,052,000 tons in the first half of 2004 to 945,000 tons in the first half of 2005. The decrease in coated paper sales volume was largely caused by a decrease in industry demand, which we believe was due to lower advertising spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the first half of 2004.

Cost of sales for the first half of 2005 was $1,007.3 million compared to $1,085.8 million for the first half of 2004, a decrease of 7.2%. The decrease was primarily attributable to lower coated paper sales volume in the first half of 2005 and lower depreciation, amortization and depletion expense offset by higher costs of timber, energy, and chemicals. Depreciation, amortization and depletion expense decreased to $103.7 million in the first half of 2005 from $113.5 million for the first half of 2004 as a result of lower asset bases assigned to property, plant and equipment after the acquisition. Timber costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. In addition, cost for timber purchased by our mill in Escanaba, Michigan was higher as a result of increased demand for the regional timber supply as a result of new buyers competing with the existing buyers. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil.

Our gross margin for the first half of 2005 improved to 5.7%, compared to (2.9)% for the first half of 2004. This was due to higher sales prices, product mix improvements and cost reduction programs offset by higher timber, energy, and chemical costs and slightly more market-related downtime. We improved product and customer mix by selling a more profitable mix of products to existing customers, decreasing export sales and discontinuing sales of certain low margin paper sold during the first half of 2004. During the first half of 2005 we took market-related downtime of 19,000 tons of coated paper and 9,000 tons of carbonless paper compared to market-related downtime in the first half of 2004 of 27,000 tons of coated paper and 10,000 tons of carbonless paper.

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

Selling, general and administrative expenses were $59.1 million for the first half of 2005 compared to $63.3 million for the first half of 2004, a decrease of 6.6%. The decrease was a result of the elimination of corporate allocations that were charged to us by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we incurred transitional costs of $2.0 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. As a percentage of net sales, selling, general and administrative expenses decreased in the first half of 2005 to 5.5% from 6.0% in the first half of 2004.

Other (income) expense for the first half of 2005 primarily consists of an unrealized loss of $20.0 million determined based on the mark-to-market value of a purchased option contract that we elected to not apply hedge accounting treatment. The remaining amounts consist primarily of agent commissions for fiber sales.

EBITDA was $89.1 million and $23.2 million for the first half of 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements made over the last twelve months. Net cash provided by (used in) operating activities was $12.8 million and $90.5 million for the first half of 2005 and 2004. The change in net cash provided by operating activities was primarily a result of an increase in inventory levels in the first half of 2005 compared to a decrease in inventory levels in the first half of 2004. See Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA below for further information on the use of EBITDA as a measurement tool.

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

The following table presents a reconciliation of net cash provided by operating activities to EBITDA:

	Second Quarter		First Half
(in millions)	2005	2004	2005	2004
	(As Restated)		(As Restated)
Net cash provided by (used in) operating activities	$23.8	$57.5	$12.8	$90.5
Cash interest expense	24.0	2.4	26.2	4.7
Income tax expense (benefit)	(8.8)	(18.3)	(7.5)	(36.6)
Income tax expense on equity in earnings of investee	0.1	0.3	0.4	0.6
Loss on sale of assets	0.0	(1.1)	(0.5)	(1.6)
Investee—earnings and distributions	0.8	(1.5)	(0.5)	(2.8)
Unrealized loss on option contract	(20.0)	0.0	(20.0)	0.0
Deferred income taxes	8.8	10.7	7.1	25.9
Equity award expense	(0.2)	0.0	(0.2)	0.0
Changes in operating assets and liabilities	(3.4)	(38.0)	71.3	(57.5)
EBITDA	$25.1	$12.0	$89.1	$23.2

Segment Data

The following table sets forth net sales and segment profit (loss) for our coated and carbonless paper segments:

	Second Quarter		First Half
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	Combined		Combined
	Successor and		Successor and
(in millions)	Predecessor	Predecessor	Predecessor	Predecessor
	(As Restated)		(As Restated)
Net sales:
Coated paper	$415.4	$439.4	$860.0	$857.1
Carbonless paper	109.0	99.3	207.9	198.3
	$524.4	$538.7	$1,067.9	$1,055.4

Segment profit (loss) (1):
Coated paper	$8.7	$(28.6)	$19.5	$(68.9)
Carbonless paper	(11.3)	(18.9)	(17.0)	(26.1)
	$(2.6)	$(47.5)	$2.5	$(95.0)

Segment depreciation, amortization and depletion (2):
Coated paper	$42.1	$45.1	$87.1	$89.7
Carbonless paper	4.9	12.0	16.6	23.8
	$47.0	$57.1	$103.7	$113.5

(1)          Segment profit (loss) includes pre-tax equity in earnings of investee and excludes interest expense, taxes and certain corporate items that are included in other (income) expense.

(2)          Depreciation, amortization and depletion expense is not comparable across different periods as a result of lower asset bases assigned to property, plant and equipment after the acquisition.

Coated Paper

Net sales for the coated paper segment were $415.4 million for the second quarter of 2005, compared to $439.4 million for the second quarter of 2004, a decrease of 5.5%. The decrease was due to a decrease in sales volume offset in part by an increase in coated paper prices. Average coated paper prices rose from $775 per ton in the second quarter of 2004 to $877 per ton in the second quarter of 2005; coated paper volumes decreased from 533,000 tons in the second quarter of 2004 to 450,000 tons in the second quarter of 2005. The decrease in sales volume was largely caused by a fall off in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the second quarter of 2004.

The coated paper segment profit was $8.7 million in the second quarter of 2005 compared to a loss of $28.6 million in the second quarter of 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower depreciation, amortization and depletion offset in part by lower sales volumes, increased costs for chemicals, timber and energy and higher levels of market-related downtime taken. We took market-related downtime in the second quarter of 2005 of 19,000 tons compared to no market-related downtime in the second quarter of 2004.

Net sales for the coated paper segment were $860.0 million for the first half of 2005, compared to $857.1 million for the first half of 2004, an increase of 0.3%. The increase was due to an increase in coated paper prices offset in part by a decrease in sales volume. Average coated paper prices rose from $769 per ton in the first half of 2004 to $868 per ton in the first half of 2005; coated paper volumes decreased from 1,052,000 tons in the first half of 2004 to 945,000 tons in the first half of 2005. The decrease in sales volume was largely caused by a fall off in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the first half of 2004.

The coated paper segment profit was $19.5 million in the first half of 2005 compared to a loss of $68.9 million in the first half of 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower levels of market-related downtime taken offset in part by lower sales volumes and increased costs for chemicals, timber and energy. We took market-related downtime in the first half of 2005 of 19,000 tons compared to 27,000 tons of market-related downtime in the first half of 2004.

Carbonless Paper

Net sales for the carbonless paper segment, which includes carbonless papers and uncoated products, increased to $109.0 million in the second quarter of 2005 from $99.3 million in the second quarter of 2004, an increase of 9.9%. The sales increase was driven by an increase in the sales price per ton on both carbonless and uncoated products, increased export sales of carbonless paper and an increase in uncoated paper sales volume. Carbonless paper sales volumes were unchanged from the corresponding period in the prior year. The average price per ton of paper for this segment increased from $1,226 per ton in the second quarter of 2004 to $1,253 per ton in the second quarter of 2005, an increase of 2.2%.

The carbonless segment incurred a loss of $11.3 million in the second quarter of 2005, compared to a loss of $18.9 million in the second quarter of 2004. The decrease in the segment loss during the second quarter of 2005 was largely due to lower depreciation, amortization and depletion expense for the two months subsequent to the acquisition and productivity initiatives that were not in place during the second quarter of 2004 offset by slightly higher levels of market-related downtime. We took market-related downtime in the second quarter of 2005 of 9,000 tons compared to 5,000 tons of market-related downtime in the second quarter of 2004.

Net sales for the carbonless paper segment increased to $207.9 million in the first half of 2005 from $198.3 million in the first half of 2004, an increase of 4.8%. The sales increase was driven by an increase in sales prices per ton of carbonless paper, increased export sales of carbonless paper and an increase in uncoated volume offset slightly by lower volumes of carbonless paper. The average price per ton of paper for this segment increased from $1,245 per ton in the first half of 2004 to $1,258 per ton in the first half of 2005, an increase of 1.1%.

The carbonless segment incurred a loss of $17.0 million in the first half of 2005, compared to a loss of $26.1 million in the first half of 2004. The decrease in the segment loss during the first half of 2005 was largely due to lower depreciation, amortization and depletion expense for the two months subsequent to the acquisition and productivity initiatives that were not in place during the first half of 2004. We took market-related downtime in the first half of 2005 of 9,000 tons compared to 10,000 tons of market-related downtime in the first half of 2004.

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

Capital expenditures were $12.2 million for the two months ended June 30, 2005 and were $29.5 million for the first half of 2005. Capital expenditures for all of 2005 are expected to be approximately $90.0 million and are expected to consist of maintenance capital projects, environmental projects and capital improvements, such as a paper machine rebuild at our mill in Luke, Maryland. Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In connection with compliance with environmental laws and regulations we expect to incur capital expenditures of $11.0 million in 2005 and $22.0 million in 2006 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures. We expect to fund our capital expenditures from cash flows from operations.

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

On October 3, 2005, management and the Audit Committee of the Board of Directors of NewPage Corporation concluded that the previously issued condensed combined financial statements of the Printing and Writing Papers Business of MeadWestvaco Corporation (the “Predecessor”) for the one month and four months ended April 30, 2005, included in the Company’s June 30, 2005, Quarterly Report on Form 10-Q, should be restated to reflect a loss on the defeasance of debt by MeadWestvaco in connection with our acquisition of the Predecessor (the “Acquisition”). The restatement, as more fully described in Note 2 to the Condensed Combined Financial Statements of the Predecessor, reflects an increase in interest expense to allocate the premium paid as an expense of the Predecessor, income taxes and the immaterial effect for other corporate allocations and accounting adjustments. These adjustments, primarily related to debt of MeadWestvaco that was not assumed by NewPage and that relates solely to pre-Acquisition periods, has no effect on the financial position, results of operations, liquidity or compliance with covenants of NewPage for any period.

Management of the Company considered the effect of the restatement and concluded that these adjustments do not have an effect on its assessment of NewPage’s internal control over financial reporting or disclosure controls and procedures because the interest expense adjustment related to the preparation of financial statements of our Predecessor on a “carve-out” basis and the treatment of corporate allocations of our former parent company are non-recurring in nature. Additionally, the condensed combined financial statements were prepared by MeadWestvaco and provided to NewPage for use in our filings with the Securities and Exchange Commission. NewPage management had reviewed the combined financial statements to ensure that they were appropriate in form and content and were consistent with management’s understanding of the normal on-going operations of the Predecessor prior to the Acquisition and made inquiries of management of MeadWestvaco concerning financing and other corporate allocations and related accounting and reporting decisions that were under the control of MeadWestvaco. The Company believes that our internal control structure and procedures were appropriate in the circumstances.

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

PART II                                                   OTHER INFORMATION

ITEM 6.                                                     EXHIBITS

Exhibit Number	Description

2.1 *	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC), as amended April 22, 2005

2.2 *	First Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC

2.3 *	Second Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC

3.1 *	Certificate of Incorporation of NewPage Corporation

3.2 *	Bylaws of NewPage Corporation

4.1 *	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee

4.2 *	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee

Exhibit Number	Description

4.3 *	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein, HSBC Bank USA, National Association, as Trustee

4.4 *	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.1)

4.5 *	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.2)

4.6 *	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.3)

4.7 *	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.1)

4.8 *	Exchange and Registration Rights Agreement, dated May 2, 2005, among NewPage Corporation, the guarantors named herein and the Initial Purchasers set forth therein

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

Exhibit Number	Description

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

NewPage Corporation
(Registrant)

Date:	October 31, 2005	/s/ Matthew L. Jesch
Matthew L. Jesch
Vice President and
Chief Financial Officer
(Principal Financial Officer)