Form 10-Q
period 2005-09-30
NewPage CORP
filed 2005-11-14
CIK 1329069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

Commission File No. 333-125952

NEWPAGE CORPORATION

Courthouse Plaza Northeast

Dayton, Ohio  45463

877.855.7243

State of Incorporation:	Delaware

IRS Employer Identification No.:	05-0616156

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

There were 100 Common Shares, $0.01 par value, outstanding as of November 1, 2005.

NEWPAGE CORPORATION

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Successor
NewPage Corporation and Subsidiaries:
Condensed Consolidated Balance Sheet as of September 30, 2005
Consolidated Statement of Operations for the third quarter and five months ended September 30, 2005
Consolidated Statement of Stockholder’s Equity for the five months ended September 30, 2005
Condensed Consolidated Statement of Cash Flows for the five months ended September 30, 2005
Notes to Condensed Consolidated Financial Statements

Predecessor
Printing and Writing Papers Business (A Business of MeadWestvaco Corporation):
Combined Statements of Operations for the four months ended April 30, 2005 and the third quarter and first three quarters ended September 30, 2004
Condensed Combined Balance Sheet as of December 31, 2004
Statement of Changes in Combined Equity
Combined Statements of Cash Flows for the four months ended April 30, 2005 and the first three quarters ended September 30, 2004
Notes to Condensed Combined Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits

Signature

PARTI       FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

SEPTEMBER 30, 2005

(In thousands)

ASSETS
Cash and cash equivalents	$412
Accounts receivable, net	238,280
Inventories (Note C)	444,215
Other current assets	13,315
Total current assets	696,222

Property, plant and equipment, net of accumulated depreciation of $66,770	1,399,634
Intangibles and other assets (Note D)	228,621
TOTAL ASSETS	$2,324,477

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$149,273
Accrued expenses	156,511
Current maturities of long-term debt (Note F)	7,500
Total current liabilities	313,284

Long-term debt (Note F)	1,581,507
Other long-term obligations	58,673

Commitments and contingencies

STOCKHOLDER’S EQUITY:
Common stock, 100 shares issued and outstanding, $0.01 per share par value
Additional paid-in capital	399,898
Accumulated deficit	(34,351)
Accumulated other comprehensive income	5,466
Total stockholder’s equity	371,013
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,324,477

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

THIRD QUARTER AND FIVE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

	Third Quarter Ended September 30, 2005	Five Months Ended September 30, 2005
Net sales	$617,594	$969,275

Cost of sales	555,639	889,637
Selling, general and administrative expenses	31,131	50,758
Interest expense (including amortization of debt issuance costs and debt discount and write-off of bridge financing costs of $2,162 and $14,616 in the third quarter and five months)	36,812	72,647
Other (income) expense, net (Note E)	(27,240)	(8,202)

Income (loss) before income taxes and equity in earnings of investee	21,252	(35,565)

Income taxes	110	110
Equity in earnings of investee	774	1,324

Net income (loss)	$21,916	$(34,351)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIVE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comp.
	Shares	Amount	Capital	Deficit	Income
Issuance of common stock	100	$—	$399,385	$	$
Net income (loss)				(34,351)
Change in unrealized gain (loss) on cash flow hedges					5,466
Equity award expense			513

Balance at September 30, 2005	100	$—	$399,898	$(34,351)	$5,466

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

FIVE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	70,275
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs	14,616
Unrealized (gain) loss on option contracts	(5,801)
Investee—earnings and distributions	2,816
Change in LIFO reserve	5,807
Equity award expense	513
Change in operating assets and liabilities	56,086
Net cash provided by (used in) operating activities	109,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,973,186)
Capital expenditures	(31,359)
Cash paid for option contracts	(72,957)
Net cash used in investing activities	(2,077,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	437,287
Proceeds from issuance of long-term debt and initial draw of revolver	1,693,571
Payment of debt issuance costs	(57,905)
Net borrowings (payments) on revolving credit facility	(105,000)
Net cash provided by financing activities	1,967,953

Net increase (decrease) in cash and cash equivalents and cash and cash equivalents at end of period	$412

SUPPLEMENTAL INFORMATION—Cash paid for interest	$16,645

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

During the third quarter of 2005, we received $18,141 from MeadWestvaco for the estimated post-closing purchase price adjustments.

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

Current assets	$672,291
Property, plant and equipment	1,434,936
Intangibles and other assets	98,649
Total assets acquired	2,205,876
Current liabilities	(214,552)
Other long-term obligations	(58,010)
Total liabilities assumed	(272,562)
Net purchase price allocated	$1,933,314

The following table summarizes selected unaudited pro forma consolidated statements of operations data as if the acquisition had been completed at the beginning of the year.

	Third Quarter Ended September 30, 2005	Third Quarter Ended September 30, 2004	Three Quarters Ended September 30, 2005	Three Quarters Ended September 30, 2004
Unuaudited pro forma financial data	Actual	Pro forma	Pro forma	Pro forma
Net sales	$617,594	$587,191	$1,685,164	$1,642,604
Net income (loss)	21,916	(1,199)	(48,352)	(82,764)

This selected unaudited pro forma consolidated financial data is included only for the purposes of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on such date. Moreover, this information does not necessarily indicate what our future operating results will be. This information includes five months of actual data in 2005 for the period subsequent to the date of the acquisition. For periods prior to the acquisition, the unaudited pro forma information includes allocations of certain expenses retained by MeadWestvaco for periods after the date of the acquisition.

C.                                    INVENTORIES

Inventories as of September 30, 2005, consist of:

Finished and in-process goods	$306,740
Raw materials	63,825
Stores and supplies	73,650
$444,215

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method. If inventories had been valued at current cost, they would have been $419,786 at September 30, 2005. During the five months ended September 30, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing at the acquisition date as compared with the cost of purchases, the effect of which increased cost of goods sold and net loss by approximately $3,800.

D.                                    INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of September 30, 2005, consist of:

Commodity basket option contract	$77,298
Financing costs	43,725
Prepaid pension asset	43,160
Intangibles—customer relationships	28,713
Other	35,725
$228,621

E.                                      DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract as part of the Transactions and paid a premium of $72,000 for the contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the option was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the third quarter and five months ended September 30, 2005, includes an unrealized (gain) loss of $(25,839) and $(5,801) determined based on the mark-to-market values of the option contracts. The fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract.

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

F.                                      LONG-TERM DEBT

In conjunction with the acquisition, we issued $1,693,571 of long-term debt on May 2, 2005. The initial balances and the balances as of September 30, 2005 are as follows:

	September 30, 2005	May 2, 2005
Revolving senior secured credit facility	$70,367	$175,367
Term loan senior secured credit facility	750,000	750,000
Floating rate senior secured notes	225,000	225,000
10% senior secured notes (face amount $350,000)	346,012	345,706
12% senior subordinated notes (face amount $200,000)	197,628	197,498
Total long-term debt, including current portion	$1,589,007	$1,693,571

We incurred $46,905 of financing fees related to the issuance of the above debt. In addition, we recognized an expense of $11,000 after the acquisition related to bridge financing commitment fees. We are amortizing the remainder of the financing costs to interest expense over the terms of the related debt issues.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a senior secured term loan of $750,000 and a senior secured revolving credit facility of $350,000. Subject to customary conditions, including the absence of defaults under the revolving facility, amounts available under the revolving facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving facility was partially utilized to fund the acquisition and pay related expenses, and may be utilized to fund our working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under our revolving credit facility is reduced by our outstanding letters of credit, which totaled $9,882 at September 30, 2005. The amount of loans and letters of credit available to us pursuant to the revolving facility is limited to the lesser of $350,000 or an amount determined pursuant to a borrowing base. The borrowing base at any time will be equal to 85% of the book value of our and our subsidiaries’ eligible account receivables, plus the lesser of (i) 75% of the lower of cost or market value of our and our subsidiaries’ eligible inventory or (ii) 85% of the “net cost recovery percentage” of our and our subsidiaries’ eligible inventory, minus certain reserves established by the collateral agent under the revolving facility. The collateral agent has the right to change these advance rates under certain circumstances. The eligibility of accounts receivable and inventory for inclusion in the borrowing base is determined in accordance with certain customary criteria specified pursuant to the revolving facility. For purposes of the borrowing base, “net cost recovery percentage” is the percentage determined by dividing the amount that would be recovered in an orderly liquidation of the inventory, as determined from the most recent inventory appraisal conducted under the terms of the revolving facility, by the cost of the inventory covered by such appraisal. Based on availability under the borrowing base as of September 30, 2005, we had

$249,415 of additional borrowing availability under the revolving senior secured credit facility. Unless terminated earlier, the revolving facility matures at May 1, 2010. Amounts outstanding under our revolving facility initially bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus an applicable margin (initially 1.00%), or (ii) LIBOR plus an applicable margin (initially 2.00%). Certain customary fees are payable to the lenders and the agents under the senior secured credit facilities, including, without limitation, a commitment fee for our revolving facility based upon non-use of available funds and letter of credit fees and issuer fronting fees.

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

Floating Rate and 10% Senior Secured Notes

We issued $350,000 face value of 10% senior secured notes and $225,000 of floating rate senior secured notes. The senior secured notes mature on May 1, 2012. Interest on the 10% senior secured notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2005. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.25% and is payable quarterly, in arrears, on every February 1, May 1, August 1 and November 1.

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

Equity Awards

Certain members of our management and our chairman were granted Class A Common Percentage Interests and Class B Common Percentage Interests of Maple Timber Acquisition LLC (our ultimate parent) (the “Management Interests”) relating to our business. The equity interests of Maple Timber Acquisition LLC are classified into two separate series: one relating to our business and one relating to the business of Escanaba Timber. The series of equity interests relating to our business consists of Class

A Common Percentage Interests, Class B Common Percentage Interests and Preferred Percentage Interests. The Class A and Class B Common Percentage Interests participate in distributions only after holders of the Preferred Percentage Interests have received a return of their capital plus a preferred return thereon. Additionally, the Class B Common Percentage Interests will participate in the equity of our business only after the Class A Common Percentage Interests have received $200,000 in distributions. Of the Management Interests, 50% will vest over time, 10% vesting at the close of the acquisition, 45% vesting at December 31, 2006 and the other 45% vesting at December 31, 2007. The other 50% of the Management Interests will vest only if performance targets are met during 2006 and 2007. All Management Interests will vest only to the extent the employee remains employed by us on each vesting date or, if our chairman remains chairman of our company on each vesting date. However, all Management Interests will automatically vest upon a “change of control” or an “initial public offering.” The fair value of the restricted Management Interests granted to our members of managements and our chairman totaled $2,026. Effective as of the acquisition, we adopted SFAS No. 123 (Revised), Share-based Payment. In accordance with SFAS No. 123R, we have not recorded the unvested shares as paid-in capital. Furthermore, certain other members of our management were issued options to purchase Class A Common Percentage Interests that only vest upon the occurrence of a “change of control” or an “initial public offering.” We have recognized expense of $348 and $513 during the third quarter and five months ended September 30, 2005, and will recognize the additional compensation expense over the vesting periods with the offset recorded as an increase in additional paid-in capital.

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

	Third Quarter Ended September 30, 2005	Five Months Ended September 30, 2005
Net sales:
Coated Paper System	$507,028	$785,847
Carbonless Paper System	110,566	183,428
Total	$617,594	$969,275

Segment operating profit (loss):
Coated Paper System	$29,594	$36,529
Carbonless Paper System	2,996	(4,444)
Total	$32,590	$32,085

Segment depreciation, depletion and amortization:
Coated Paper System	$41,370	$68,516
Carbonless Paper System	1,071	1,759
Total	$42,441	$70,275

The following is a reconciliation of the segment operating profit (loss) reported above to the amount of income (loss) before equity in earnings of investee reported in the consolidated financial statements:

	Third Quarter Ended September 30, 2005	Five Months Ended September 30, 2005
Segment operating profit (loss)	$32,590	$32,085
Interest expense	(36,812)	(72,647)
Other income (expense)	409	520
Unrealized gain (loss) on option contracts	25,839	5,801
Pre-tax equity in earnings of investee	(774)	(1,324)
Income (loss) before income taxes and equity in earnings of investee	$21,252	$(35,565)

September 30, 2005
Segment assets:
Coated Paper System	$1,978,917
Carbonless Paper System	160,739
Corporate	184,821
Total	$2,324,477

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

The funded status of the defined benefit plans at May 1, 2005, was as follows:

	Retirement Plan	Post- retirement Plan
Benefit obligation	$259,229	$28,798
Fair value of plan assets	302,786
Funded status—long-term asset (liability)	$43,557	$(28,798)

Weighted-average assumptions:
Discount rate	5.25%	5.25%
Long-term rate of return on plan assets	8.00%

The postretirement benefit plan utilized a weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 13.0% for 2005 and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2013 and remaining at that level thereafter.

A summary of the components of net periodic costs for the third quarter and five months ended September 30, 2005, is as follows:

	Retirement Plan		Postretirement Plan
	Third Quarter Ended September 30, 2005	Five Months Ended September 30, 2005	Third Quarter Ended September 30, 2005	Five Months Ended September 30, 2005
Service cost	$2,850	$4,750	$245	$409
Interest cost	3,335	5,559	376	626
Expected return on plan assets	(5,947)	(9,912)
Net periodic costs	$238	$397	$621	$1,035

Future benefit payments for the plans for May 1 through December 31, 2005, each of the next five years and for the five years thereafter are expected to be paid as follows:

	Retirement Plan	Post- retirement Plan
2005 (eight months)	$8,000	$230
2006	11,793	818
2007	12,901	1,456
2008	15,337	2,175
2009	16,257	2,892
2010	16,691	3,458
2011 through 2015	89,274	19,776

K.                                    INCOME TAX EXPENSE

For the five months ended September 30, 2005, we recorded an income tax benefit of $13,806 offset by a valuation allowance of the same amounts. For the three months ended September 30, 2005, we did not record any income tax provision as a result of the reversal of the valuation allowance recorded in the two months ended June 30, 2005. We have not recorded a deferred tax benefit for the amount of our loss before income taxes subsequent to the acquisition since it is more likely than not that we will not realize this benefit, as defined in SFAS No. 109, as a result of the negative evidence presented by our predecessor’s history of losses over the past three years.

L.                                     COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income (loss) and net unrealized gains and losses on cash flow hedges. Total comprehensive income (loss) for the third quarter and five months ended September 30, 2005 was $27,382 and $(28,885).

M.                                  RELATED PARTY TRANSACTIONS

At the acquisition, we entered into fiber supply agreements with our indirect parent, Escanaba Timber LLC, whereby we are entitled to purchase timber fibers from them at prevailing market rates. During the third quarter and five months ended September 30, 2005, we made purchases of $10,018 and $16,038 from them. At the acquisition, we were required to deposit $4,624 with them as a result of our lack of credit history as a stand-alone entity. In addition, we provide certain management services to them, including human resources, information technology and accounting. Our billings to them for these services are not significant.

An affiliate of Cerberus Capital Management, L.P., our equity sponsor, was paid a fee by our indirect parent, Escanaba Timber, in connection with the Transactions.

N.                                    RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2005, the Emerging Issues Task Force issued EITF Issue 04-05, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in the Rumford Cogeneration Company, L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. This issue is effective for fiscal years beginning after December 15, 2005 (as of January 1, 2006 for us). This Statement will require that we consolidate the limited partnership, but it is not expected to have a material effect on our financial position, results of operations, or compliance with our debt covenants.

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands	Four Months Ended April 30, 2005
(As Restated)
Net sales (including sales to related parties of $10,238)	$716,226

Cost of sales	673,286
Selling, general and administrative expenses	39,493
Interest expense, including loss on defeasance of debt of $17,776	20,557
Other income, net	(1,253)

Loss before income taxes and equity income from investee	(15,857)
Income tax benefit	(7,459)
Equity income from investee (net of income tax of $383)	681

Net loss	$(7,717)

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands	Third Quarter Ended September 30, 2004	Three Quarters Ended September 30, 2004
Net sales (including sales to related parties of $7,786 and $19,863, respectively)	$587,191	$1,642,604

Cost of sales	537,243	1,623,036
Selling, general and administrative expenses	33,291	96,605
Interest expense	2,337	7,052
Other income, net	(867)	(2,665)

Income (loss) before income taxes and equity income from investee	15,187	(81,424)
Income tax expense (benefit)	5,765	(30,791)
Equity income from investee (net of income tax of $264 and $852, respectively)	470	1,514

Net income (loss)	$9,892	$(49,119)

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

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

In thousands	Four Months Ended April 30, 2005
(As Restated)
Cash flows from operating activities:
Net loss	$(7,717)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,906
Deferred income taxes	(7,076)
Loss on sales of assets, net	515
Investee—earnings and distributions	1,006
Loss on extinguishment of debt	17,776
Changes in operating assets and liabilities:
Accounts receivable, net	(3,002)
Inventories	(59,296)
Other current assets	(3,010)
Other long-term assets	(2,499)
Accounts payable	3,916
Accrued expenses	(15,518)
Other liabilities	601
Net cash provided by operating activities	1,602

Cash flows from investing activities:
Additions to property, plant and equipment	(17,356)
Net cash used in investing activities	(17,356)

Cash flows from financing activities:
Net transactions with MeadWestvaco Corporation	15,754
Net cash provided by financing activities	15,754

Increase (decrease) in cash and cash equivalents	$—

Non-Cash Transactions–
Payment by MeadWestvaco Corporation to defease long-term debt	$161,930
Contribution of property, plant and equipment by MeadWestvaco Corporation	$863

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

In thousands	Three Quarters Ended September 30, 2004
Cash flows from operating activities:
Net loss	$(49,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172,045
Deferred income taxes	(30,205)
Loss on sales of assets, net	2,792
Investee – earnings and distributions	4,339
Changes in operating assets and liabilities:
Accounts receivable, net	(27,603)
Inventories	57,237
Other current assets	(3,219)
Other long-term assets	(2,748)
Accounts payable	36,072
Accrued expenses	7,631
Other liabilities	4,317
Net cash provided by operating activities	171,539

Cash flows from investing activities:
Additions to property, plant and equipment	(54,113)
Proceeds from sale of property, plant and equipment	137
Net cash used in investing activities	(53,976)

Cash flows from financing activities:
Repayment of long-term debt	(5,900)
Net transactions with MeadWestvaco Corporation	(111,663)
Net cash used in financing activities	(117,563)

Increase (decrease) in cash and cash equivalents	$—

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

Four Months Ended April 30, 2005
(As Restated)
Net loss—as reported	$(7,717)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	261
Pro forma net loss	$(7,978)

	Third Quarter Ended September 30, 2004	Three Quarters Ended September 30, 2004
Net income (loss)—as reported	$9,892	$(49,119)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	197	575
Pro forma net income (loss)	$9,695	$(49,694)

2.  Restatement of Previously Issued Financial Statements

The condensed combined statements of operations for the four months ended April 30, 2005, have been restated to reflect the loss on the defeasance of debt by MeadWestvaco in connection with the Acquisition. The restatement reflects an increase in interest expense of $17,776 ($11,283, net of tax) to record the premium paid as an expense of the Business. The restatement was required as the accounting for the defeasance of debt for these separate company financial statements should have included the costs of the defeasance in the period ended April 30, 2005, since the debt was related to the Business. The condensed combined financial statements have been further adjusted for the following: an income tax adjustment of $1,215 to increase income tax benefit for the reconciliation of the income taxes reflected on the 2004 tax return of the Predecessor to the income taxes reflected in the condensed combined financial statements; and the immaterial effect of the adjustment of $305 for other corporate allocations and accounting adjustments, including a restructuring charge reversal of $936. Conforming changes have also been made to the combined statement of cash flows for the four months ended April 30, 2005. Changes have also been made to the accompanying notes to the condensed combined financial statements. The following table summarizes restated amounts within the 2005 combined statements of operations and cash flows:

	Four Months Ended April 30, 2005
	As Reported	As Restated
Statement of Operations:
Net sales	$715,889	$716,226
Cost of sales	672,034	673,286
Selling, general and administrative expenses	39,445	39,493
Interest expense	2,781	20,557
Other income, net	(1,122)	(1,253)
Income (loss) before income taxes and equity income in investee	2,751	(15,857)
Income tax expense (benefit)	776	(7,459)
Equity income in investee	681	681
Net income (loss)	$2,656	$(7,717)

Combined Statements of Cash Flows:
Net cash provided by operating activities	1,471	1,602
Net cash used in investing activities	(18,768)	(17,356)
Net cash provided by financing activities	17,297	15,754

3.  Restructuring

Four months ended April 30, 2005

During the four months ended April 30, 2005, the Business recorded total pretax adjustments of expense of $169 for employee separation costs, all of which was recorded within cost of sales.

Quarter ended September 30, 2004

For the quarter ended September 30, 2004, the company recorded total pretax adjustments of expense of $(1,000) for employee separation costs, all of which were recorded within cost of sales.

Three quarters ended September 30, 2004

During the first three quarters ended September 30, 2004, the company recorded total pretax adjustments of expense of $(575) for employee separation costs, of which $(600) and $25 were recorded within cost of sales and selling, general and administrative expenses, respectively.

Prior periods

As part of the company’s planned integration strategy and various restructuring activities, including the integration of Westvaco’s operations into MeadWestvaco, the Business had restructuring charges in 2002 and 2003 for the separation benefits of an aggregate of approximately 340 employees.  As of December 31, 2004, all of the affected employees had been separated.

Summary of other restructuring charges, other than Westvaco and Mead merger related

The activity related to the plans above was as follows for the four months ended April 30, 2005:

Employee costs
Balance of related accruals at December 31, 2004	$852
Add: adjustments in 2005	169
Less: payments	533
Balance of related accruals at April 30, 2005	$488

The activity related to the plans above was as follows for the first three quarters of 2004:

	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$3,904	$(8)	$3,896
Add: adjustments in 2004	(575)	—	(575)
Less: payments	2,710	(8)	2,702
Balance of related accruals at September 30, 2004	$619	$—	$619

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

Summary of Westvaco and Mead merger-related restructuring

The activity in the accrued liability related to the plan described above was as follows for the four months ended April 30, 2005:

	Other costs	Other costs
	(As Reported)	(As Restated)
Balance of related accruals at December 31, 2004	$1,326	$1,326
Add: charge for adjustment to accrual	—	121
Less: payments	1,326	48
Balance of related accruals at April 30, 2005	$—	$1,399

The activity in the accrued liability related to the plan described above was as follows for the first three quarters of 2004:

Other costs
Balance of related accruals at December 31, 2003	$1,591
Less: payments	132
Balance of related accruals at September 30, 2004	$1,459

4.  Inventories and Property, Plant and Equipment

December 31, 2004

Raw materials	$52,840
Production materials, stores and supplies	68,676
Finished and in-process goods	199,893
Total inventories	$321,409

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

The Business recorded amortization expense of $1,785, $1,980 and $5,369 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively, relating to those identifiable assets, subject to amortization.

6.  Long-term Debt

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the four months ended April 30, 2005, is a loss of $17,776 on the defeasance of the debt and write-off of unamortized financing costs.

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

Pension costs recorded by the Business with respect to defined benefit pension plans for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004 were approximately $7,129, $4,986 and $14,959, respectively.

The employees of the Business are also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco.  Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options.  MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, the Business incurred expenses of approximately $3,695, $2,615 and $8,045, respectively, for matching contributions to the defined contribution benefit plans.

Upon retirement, MeadWestvaco provides life insurance and other post retirement benefits for certain MeadWestvaco retirees, including certain Business employees.  MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs.  Costs of providing these benefits to both active and retired employees of the Business were approximately $18,200, $13,800 and $40,600 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively.

8.  Income Tax Provision

The Business’s effective income tax rate for the four months ended April 30, 2005, is significantly different from the statutory rates in effect as a result of a change in estimate of income taxes related to the reconciliation of the income taxes reflected on the 2004 tax return of the Predecessor with the income tax provision reflected in the condensed combined financial statements at December 31, 2004.

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

	Trade	Segment
Four Months Ended April 30, 2005	Sales	Profit (Loss)
	(As Restated)	(As Restated)
Coated Paper	$581,203	$(5,244)
Carbonless Paper	135,023	(9,549)
Total	$716,226	$(14,793)

	Trade	Segment
Third Quarter Ended September 30, 2004	Sales	Profit (Loss)
Coated Paper	$485,923	$17,710
Carbonless Paper	101,268	(1,789)
Total	$587,191	$15,921

	Trade	Segment
Three Quarters Ended September 30, 2004	Sales	Profit (Loss)
Coated Paper	$1,343,015	$(51,219)
Carbonless Paper	299,589	(27,839)
Total	$1,642,604	$(79,058)

A loss of $17,776 related to the defeasance of debt prior to the Acquisition is included in the Coated Paper segment loss for the four months ended April 30, 2005.

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

11.  Related Party Transactions

Transactions between the Business and other business segments of MeadWestvaco commonly occur in the normal course of business.  In addition, the Business had purchases from MeadWestvaco’s Forestry Operations of $2,491, $1,721 and $4,197 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively.  Sales to other MeadWestvaco business segments were $10,238, $7,786 and $19,863 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively.  Purchases from other MeadWestvaco business segments were $1,459, $536 and $1,907 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff.  Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations.  The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis.  These costs are included in cost of sales or selling, general and administrative expenses, consistent with the MeadWestvaco classification, in the accompanying combined statements of operations.  Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $11,000, $7,500 and $28,542 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively.

In addition to the above, the Business shares facilities and related costs (utilities and services) with other business segments of MeadWestvaco.  Costs charged by the Business to MeadWestvaco for shared facilities totaled $922, $679 and $2,037 for the four months ended April 30, 2005 and the quarter and three quarters ended September 30, 2004, respectively.  These charges were based on estimates of actual usage for utilities and head count for other services and are recorded as a reduction of the related cost.

* * * * *

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the acquisition. Accordingly, the discussion and analysis of historical operations of our predecessor during the periods prior to the acquisition do not reflect the significant effect that the accounting for the acquisition will have on the reporting of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the following discussions in conjunction with risk factors and forward-looking statements (including those factors specifically relevant to the operations and financial condition of NewPage Corporation for periods subsequent to the acquisition) contained in the Registration Statement on Form S-4, as filed on June 20, 2005, as amended.

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

Cost of Sales

The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation, amortization and depletion. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce. We do not track wood, energy or chemicals on a cost of sales basis, but instead track these costs on a cost of production basis. Cost of production is calculated using the cost for the number of tons of paper we produce instead of the cost for the number of tons of paper we sell.

Energy

We produce a large portion of our energy requirements, historically purchasing approximately 40% of our energy needs from third-party suppliers. The energy we purchase from third-party suppliers consists of electricity and fuel used by us, primarily consisting of natural gas and coal, to create some of our own energy. We expect energy costs to remain volatile over the foreseeable future.

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

Depreciation, amortization and depletion

Depreciation, amortization and depletion expense for our assets associated with our mill operations is included in cost of sales. Depreciation and amortization expense for our assets associated with our non-mill related assets is included in selling, general and administrative expense. The depletion expense portion of our cost of sales relates to the depletion of capitalized timber assets that we purchase. Our depreciation, amortization and depletion expense will be lower after the acquisition as a result of the lower asset bases assigned to property, plant and equipment.

Selling, General and Administrative (“SG&A”) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to our information technology systems and research and development expenses. Our SG&A expenses have not historically fluctuated significantly from year to year. We expect that our SG&A expenses (excluding transitional costs related to the acquisition) will decrease as compared to prior to the acquisition as a result of the elimination of corporate allocations that were charged by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we expect to incur directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources.

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

Results of Operations

The following discussions of the combined results of operations are based on the combination of the Printing and Writing Papers Business of MeadWestvaco Corporation and our post-acquisition results. Accordingly, the results of operations for historical as well as future periods may not be comparable to the prior periods. For the 2005 results shown, our actual results for the five months ended September 30, 2005, are included in the total.

Third Quarter 2005 Compared to Third Quarter 2004

	Successor – NewPage Corporation Third Quarter Ended Sept. 30, 2005		Predecessor Third Quarter Ended Sept. 30, 2004
(dollars in millions)	$	%	$	%
Net sales	617.6	100.0	587.2	100.0
Cost of sales	555.6	90.0	537.2	91.5
Selling, general and administrative expense	31.1	5.0	33.3	5.7
Interest expense	36.8	6.0	2.3	0.4
Other (income) expense	(27.2)	(4.4)	(0.8)	(0.2)
Income before income taxes and equity in earnings of investee	21.3	3.4	15.2	2.6
Income tax expense	0.1	0.0	5.8	1.0
Equity in earnings of investee	0.7	0.1	0.5	0.1
Net income	21.9	3.5	9.9	1.7

Supplemental Information:
Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA)	101.3		76.8
Net cash provided by (used in) operating activities	98.7		81.1

Net sales for the third quarter of 2005 were $617.6 million compared to $587.2 million for the third quarter of 2004, an increase of 5.2%. The increase was largely the result of an increase in average coated paper prices to $878 per ton in the third quarter of 2005 from $814 per ton in the third quarter of 2004 and higher sales volumes of uncoated papers in the third quarter of 2005 partially offset by decreases in coated paper sales volumes to 549,000 tons in the third quarter of 2005 from 569,000 tons in the third quarter of 2004. The decrease in coated paper sales volume was largely caused by a decrease in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions. During the third quarter of 2005 we took market-related downtime of 27,000 tons of coated paper and 2,000 tons of carbonless paper compared to no market-related downtime in the third quarter of 2004. The number of tons of market-related downtime is calculated by comparing actual results to planned production in tons for each machine that is taken down. Planned production is based on historical production and includes relevant factors such as capital improvements and planned maintenance downtime.

Cost of sales for the third quarter of 2005 was $555.6 million compared to $537.2 million for the third quarter of 2004, an increase of 3.4%. The increase was primarily attributable to higher costs of wood, energy, and chemicals and market downtime partially offset by savings from productivity improvement initiatives, lower coated paper sales volume in the third quarter of 2005 and lower depreciation, amortization and depletion expense. Depreciation, amortization and depletion expense decreased to $42.5 million in the third quarter of 2005 from $58.5 million for the third quarter of 2004 as a result of lower asset bases assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Energy costs have recently increased sharply as a result of temporarily lower industry supply of natural gas and refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil, from which they are derived. During 2004 and continuing into 2005, we have completed various productivity improvement initiatives consisting of programs for material substitution, process efficiency enhancements and waste reduction programs, among others.

Our gross margin for the third quarter of 2005 improved to 10.0%, compared to 8.5% for the third quarter of 2004. This was due to higher sales prices, product mix improvements and productivity improvement initiatives offset by higher wood, energy, and chemical costs and more market-related downtime in 2005.

Cost of production is calculated using the cost for the number of tons of paper we produce instead of the cost for the number of tons of paper we sell. During the third quarter of 2005 and 2004, our costs of production included $119.0 million and $112.1 million for various chemicals used in the manufacturing of paper, $74.6 million and $69.2 million for wood and $40.0 million and $34.6 million for purchased energy. During the third quarter of 2005 and 2004, our aggregate cost of chemicals amounted to $182 and $167 per ton of paper we produced. During the third quarter of 2005, we purchased 2.0 million tons of wood at a weighted-average cost of $35 per ton. During the third quarter of 2004, we purchased 2.0 million tons of wood at a weighted-average cost of $30 per ton. Electricity, natural gas and coal represented approximately 35%, 28% and 25%, of our total third-party energy costs during the third quarter of 2005.

Maintenance expense at our mills totaled $54.8 million and $53.3 million in the third quarter of 2005 and 2004. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the third quarter of 2005 and 2004 of $1.1 million and $1.0 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $31.1 million for the third quarter of 2005 compared to $33.3 million for the third quarter of 2004, a decrease of 6.5%. The decrease was a result of the elimination of corporate allocations that were charged to us by MeadWestvaco that are not directly related to our business, partially offset by an increase in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. Included in 2005 are transitional costs, primarily professional services, of $5.0 million relating to the setup of our business as a stand-alone company. We expect that the transitional costs will continue into 2006 as we complete our information technology and human resources transitions. As a percentage of net sales, selling, general and administrative expenses decreased in the third quarter of 2005 to 5.0% from 5.7% in the third quarter of 2004.

Other (income) expense for the third quarter of 2005 primarily consists of an unrealized gain of $25.8 million determined based on the mark-to-market value of a purchased option contract. As of May 2, 2005, we entered into a commodity basket option contract as part of the Transactions and paid a premium of $72.0 million for the contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and are recording changes in the fair value of the contract in other (income) expense, which may result in significant variability in earnings. We recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts would be equal to the amount that we could receive from the counterparty to settle their obligation. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. The remaining amounts consist primarily of agent commissions for fiber sales.

EBITDA was $101.3 million and $76.8 million for the third quarter of 2005 and 2004. The increase in EBITDA was primarily a result of an unrealized gain on the commodity basket option contract, as well as higher sales prices and productivity improvements made over the last twelve months offset by higher costs for energy, wood and chemicals. Net cash provided by (used in) operating activities was $98.7 million and $81.1 million for the third quarter of 2005 and 2004. The change in net cash provided by operating activities was primarily a result of a greater decrease in inventory levels in the third quarter of 2005 compared to the third quarter of 2004. See Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA below for further information on the use of EBITDA as a measurement tool.

First Three Quarters 2005 Compared to First Three Quarters 2004

	Successor - NewPage Corporation Five Months Ended Sept. 30, 2005		Predecessor Four Months Ended April 30, 2005		Combined Successor and Predecessor First Three Quarters Ended Sept. 30, 2005		Predecessor First Three Quarters Ended Sept. 30, 2004
			(As Restated)
(dollars in millions)	$	%	$	%	$	%	$	%
Net sales	969.3	100.0	716.2	100.0	1,685.5	100.0	1,642.6	100.0
Cost of sales	889.6	91.8	673.3	94.0	1,562.9	92.7	1,623.0	98.8
Selling, general and administrative expense	50.8	5.2	39.5	5.5	90.3	5.4	96.6	5.9
Interest expense	72.6	7.5	20.6	2.9	93.2	5.5	7.1	0.4
Other (income) expense	(8.2)	(0.8)	(1.3)	(0.2)	(9.5)	(0.5)	(2.7)	(0.1)
Income (loss) before income taxes and equity in earnings of investee	(35.5)	(3.7)	(15.9)	(2.2)	(51.4)	(3.1)	(81.4)	(5.0)
Income tax expense (benefit)	0.2	0.0	(7.5)	(1.0)	(7.3)	(0.5)	(30.8)	(1.9)
Equity in earnings of investee	1.3	0.2	0.7	0.1	2.0	0.1	1.5	0.1
Net income (loss)	(34.4)	(3.5)	(7.7)	(1.1)	(42.1)	(2.5)	(49.1)	(3.0)

Supplemental Information:
Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA)	108.7		81.7		190.4		100.0
Net cash provided by (used in) operating activities	110.0		1.6		111.6		171.5

Net sales for the first three quarters of 2005 were $1,685.5 million compared to $1,642.6 million for the first three quarters of 2004, an increase of 2.6%. The increase was largely the result of an increase in average coated paper prices to $872 per ton in the first three quarters of 2005 from $785 per ton in the first three quarters of 2004. This increase was partially offset by a decrease in coated paper sales volume to 1,495,000 tons in the first three quarters of 2005 from 1,621,000 tons in the first three quarters of 2004. The decrease in coated paper sales volume was largely caused by a decrease in industry demand, which we believe was due to lower advertising spending and customer inventory reductions, and by a management decision to discontinue sales of certain low margin paper sold during the beginning of 2004. During the first three quarters of 2005 we took market-related downtime of 46,000 tons of coated paper and 11,000 tons of carbonless paper compared to market-related downtime in the first three quarters of 2004 of 27,000 tons of coated paper and 10,000 tons of carbonless paper.

Cost of sales for the first three quarters of 2005 was $1,562.9 million compared to $1,623.0 million for the first three quarters of 2004, a decrease of 3.7%. The decrease was primarily attributable to savings from productivity improvement initiatives, lower coated paper sales volume in the first three quarters of 2005 and lower depreciation, amortization and depletion expense offset by higher costs of wood, energy, and chemicals and market downtime. Depreciation, amortization and depletion expense decreased to $146.2 million in the first three quarters of 2005 from $172.0 million for the first three quarters of 2004 as a result of lower asset bases assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Energy costs have recently increased sharply as a result of temporarily lower industry supply of natural gas and refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil.

Our gross margin for the first three quarters of 2005 improved to 7.3%, compared to 1.2% for the first three quarters of 2004. This was due to higher sales prices, product mix improvements and productivity improvement initiatives offset by higher wood, energy, and chemical costs and slightly more market-related downtime. We improved product and customer mix by selling a more profitable mix of products to existing customers and discontinuing sales of certain low margin paper sold during the beginning of 2004.

During the first three quarters of 2005 and 2004, our costs of production included $357.4 million and $324.8 million for various chemicals used in the manufacturing of paper, $230.1 million and $216.8 million for wood and $119.1 million and $104.1 million for purchased energy. During the first three quarters of 2005 and 2004, our aggregate cost of chemicals amounted to $182 and $166 per ton of paper we produced. During the first three quarters of 2005, we purchased 5.9 million tons of wood at a weighted-average cost of $35 per ton. During the first three quarters of 2004, we purchased 6.1 million tons of wood at a weighted-average cost of $33 per ton. Electricity, natural gas and coal represented approximately 30%, 27% and 28%, respectively, of our total third-party energy costs during the first three quarters of 2005.

Maintenance expense at our mills totaled $174.1 million and $167.9 million in the first three quarters of 2005 and 2004. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the first three quarters of 2005 and 2004 of $8.5 million and $11.1 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $90.3 million for the first three quarters of 2005 compared to $96.6 million for the first three quarters of 2004, a decrease of 6.6%. The decrease was a result of the elimination of corporate charges that were allocated to us by MeadWestvaco that are not related to our business, partially offset by an increase in SG&A expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we incurred transitional costs of $7.2 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. We expect that the transitional costs will continue into 2006 as we complete our information technology and human resources transitions. As a percentage of net sales, selling, general and administrative expenses decreased in the first three quarters of 2005 to 5.4% from 5.9% in the first three quarters of 2004.

Other (income) expense for the first three quarters of 2005 primarily consists of an unrealized gain of $5.8 million determined based on the mark-to-market value of the purchased option contract. The remaining amounts consist primarily of agent commissions for fiber sales.

EBITDA was $190.4 million and $100.0 million for the first three quarters of 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements made over the last twelve months offset by lower sales volumes and higher costs for energy, wood and chemicals. Net cash provided by operating activities was $111.6 million and $171.5 million for the first three quarters of 2005 and 2004. The change in net cash provided by operating activities was primarily a result of an increase in inventory levels in the first three quarters of 2005 compared to a decrease in inventory levels in the first three quarters of 2004. See Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA below for further information on the use of EBITDA as a measurement tool.

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

The following table presents a reconciliation of net cash provided by operating activities to EBITDA:

	Third Quarter Ended September 30,		First Three Quarters Ended September 30,
(dollars in millions)	2005	2004	2005	2004
Net cash provided by (used in) operating activities	$98.7	$81.1	$111.6	$171.5
Cash interest expense	34.7	2.3	60.8	7.1
Income tax expense (benefit)	0.1	5.8	(7.4)	(30.8)
Income tax expense on equity in earnings of investee	0.0	0.2	0.4	0.8
Loss on sale of assets	0.0	(1.2)	(0.5)	(2.8)
Investee—earnings and distributions	(3.4)	(1.5)	(3.8)	(4.3)
Unrealized gain (loss) on option contract	25.8	0.0	5.8	0.0
Deferred income taxes	0.0	4.3	7.1	30.2
Change in LIFO reserve	(5.8)	0.0	(5.8)	0.0
Equity award expense	(0.3)	0.0	(0.5)	0.0
Changes in operating assets and liabilities	(48.5)	(14.2)	22.7	(71.7)
EBITDA	$101.3	$76.8	$190.4	$100.0

Segment Data

The following table sets forth net sales and segment profit (loss) for our coated and carbonless paper segments:

	Third Quarter Ended September 30,		First Three Quarters Ended September 30,
	2005	2004	2005	2004
(dollars in millions)	Successor	Predecessor	Combined Successor and Predecessor	Predecessor
Net sales:
Coated paper	$507.1	$485.9	$1,367.1	$1,343.0
Carbonless paper	110.5	101.3	318.4	299.6
	$617.6	$587.2	$1,685.5	$1,642.6

Segment profit (loss) (1):
Coated paper	$29.6	$17.7	$49.1	$(51.2)
Carbonless paper	3.0	(1.7)	(14.0)	(27.8)
	$32.6	$16.0	$35.1	$(79.0)

Segment depreciation, amortization and depletion (2):
Coated paper	$41.4	$46.6	$128.9	$136.3
Carbonless paper	1.1	11.9	17.3	35.7
	$42.5	$58.5	$146.2	$172.0

(1)   Segment profit (loss) includes pre-tax equity in earnings of investee and excludes interest expense, taxes and certain corporate items that are included in other (income) expense.

(2)   Depreciation, amortization and depletion expense is not comparable across different periods as a result of lower asset bases assigned to property, plant and equipment after the acquisition.

Coated Paper

Net sales for the coated paper segment were $507.1 million for the third quarter of 2005, compared to $485.9 million for the third quarter of 2004, an increase of 4.3%. The increase was due to an increase in coated paper prices offset in part by a decrease in sales volume. Average coated paper prices rose to $878 per ton in the third quarter of 2005 from $814 per ton in the third quarter of 2004; coated paper volumes decreased to 549,000 tons in the third quarter of 2005 from 569,000 tons in the third quarter of 2004. The decrease in sales volume was largely caused by a fall off in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions.

The coated paper segment profit was $29.6 million in the third quarter of 2005 compared to $17.7 million in the third quarter of 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower depreciation, amortization and depletion offset in part by lower sales volumes, increased costs for chemicals, wood and energy and higher levels of market-related downtime taken. We took market-related downtime in the third quarter of 2005 of 27,000 tons compared to no market-related downtime in the third quarter of 2004.

Net sales for the coated paper segment were $1,367.1 million for the first three quarters of 2005, compared to $1,343.0 million for the first three quarters of 2004, an increase of 1.8%. The increase was due to an increase in coated paper prices offset in part by a decrease in sales volume. Average coated paper prices rose to $872 per ton in the first three quarters of 2005 from $785 per ton in the first three quarters of 2004; coated paper volumes decreased to 1,495,000 tons in the first three quarters of 2005 from 1,621,000 tons in the first three quarters of 2004. The decrease in sales volume was largely caused by a fall off in industry demand, which we believe was due to lower advertising and promotional spending and customer inventory reductions, and by a management decision to discontinue sales of certain low margin paper sold during the beginning of 2004.

The coated paper segment profit was $49.1 million in the first three quarters of 2005 compared to a loss of $51.2 million in the first three quarters of 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower levels of market-related downtime taken offset in part by lower sales volumes and increased costs for chemicals, wood and energy. We took market-related downtime in the first three quarters of 2005 of 46,000 tons compared to 27,000 tons of market-related downtime in the first three quarters of 2004.

Carbonless Paper

Net sales for the carbonless paper segment, which includes carbonless papers and uncoated products, increased to $110.5 million in the third quarter of 2005 from $101.3 million in the third quarter of 2004, an increase of 9.2%. The sales increase was driven by an increase in the sales price per ton on carbonless products, increased export sales of carbonless paper and an increase in uncoated paper sales volume offset by a decrease in carbonless paper sales volumes and a decrease in the sales price per ton of uncoated products. The average price per ton of paper for this segment decreased to $1,234 per ton in the third quarter of 2005 from $1,306 per ton in the third quarter of 2004, largely driven by a higher mix of uncoated sales in 2005.

The carbonless segment profit was $3.0 million in the third quarter of 2005, compared to a loss of $1.7 million in the third quarter of 2004. The increase in the segment profit during the third quarter of 2005 was largely due to lower depreciation, amortization and depletion expense and productivity initiatives that were not in place during the third quarter of 2004 offset by higher levels of market-related downtime and higher costs for energy, wood and chemicals. We took market-related downtime in the third quarter of 2005 of 2,000 tons compared to no market-related downtime in the third quarter of 2004.

Net sales for the carbonless paper segment increased to $318.4 million in the first three quarters of 2005 from $299.6 million in the first three quarters of 2004, an increase of 6.3%. The sales increase was driven by an increase in sales prices per ton of carbonless and uncoated paper, increased export sales of carbonless paper and an increase in uncoated volume offset in part by lower volumes of carbonless paper. The average price per ton of paper for this segment decreased to $1,250 per ton in the first three quarters of 2005 from $1,265 per ton in the first three quarters of 2004, largely driven by a higher mix of uncoated sales in 2005.

The carbonless segment incurred a loss of $14.0 million in the first three quarters of 2005, compared to a loss of $27.8 million in the first three quarters of 2004. The decrease in the segment loss during the first three quarters of 2005 was largely due to lower depreciation, amortization and depletion expense for the five months subsequent to the acquisition and productivity initiatives that were not in place during the first three quarters of 2004 offset by higher costs for energy, wood and chemicals. We took market-related downtime in the first three quarters of 2005 of 11,000 tons compared to 10,000 tons of market-related downtime in the first three quarters of 2004.

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

Outlook

We expect sales volumes in our fourth quarter of 2005 to improve over the sales rate for the fourth quarter of 2004, but to seasonally decline from the third quarter of 2005. We will consider market-related downtime in the fourth quarter of 2005 in an effort to balance inventory levels to market demand as necessary.

Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Overall, we expect crude oil and energy costs to remain volatile throughout the remainder of 2005 and into 2006. During the fourth quarter of 2005, we plan to begin to phase-in a cost-sharing surcharge of $20 per ton of paper and a new freight policy for shipments of coated paper on or after October 31, 2005. Because of market and customer considerations, it is not certain what the effect of these changes will be in the fourth quarter of 2005 or in future periods.

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

As of September 30, 2005, there was $70.4 million outstanding under the revolving senior credit facility and based on availability under the borrowing base as of that date, we had $249.4 million of borrowing availability under the revolving senior credit facility. Our aggregate indebtedness at September 30, 2005, was $1,589.0 million. We are highly leveraged. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings. See our Registration Statement on Form S-4, as filed on June 20, 2005, as amended, for a more extensive discussion of liquidity and capital resources.

Inventory has increased from $321.4 million at December 31, 2004, to $444.2 million at September 30, 2005. Approximately two-thirds of this increase is a result of the changes caused in recording the initial acquired values at the date of acquisition and the elimination of the MeadWestvaco LIFO reserve that was retained by MeadWestvaco’s LIFO pool. The remaining increase is primarily because of strong operating performance exceeding current industry demands.

Capital expenditures were $31.4 million for the five months ended September 30, 2005 and were $48.7 million for the first three quarters of 2005. Capital expenditures for all of 2005 are expected to be approximately $85 million and are expected to consist of maintenance capital projects, environmental projects and capital improvements, such as a paper machine rebuild at our mill in Luke, Maryland. Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In connection with compliance with environmental laws and regulations we expect to incur capital expenditures of $11 million in 2005 and $18 million in 2006 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures. We expect to fund our capital expenditures from cash flows from operations.

Debt Covenants

The senior secured term loan agreement (and the revolving credit agreement in certain circumstances) requires us to maintain compliance with certain covenants, including financial covenants. As of September 30, 2005, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2005:

	Required at September 30, 2005	Actual at September 30, 2005
Maximum Leverage Ratio	6.00	5.04
Maximum Senior Leverage Ratio	3.00	2.60
Minimum Interest Coverage Ratio	2.00	2.27
Minimum Fixed Charges Coverage Ratio	1.00	1.42

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

Derivative financial instruments. Derivative financial instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the unwind value of derivative financial instruments as the fair value. This means that the fair value for purchased contracts is based on the amount we could receive from the counterparty to settle the contract. Fair value at any point in time is based upon periodic confirmation of values received from the counterparty. Our commodity basket option is a complex derivative financial instrument for which we have limited ability to unwind the position with a counterparty other than the seller of the option.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended September 30, 2005. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 6.                                                     EXHIBITS

(31)                          Rule 13a-14(a)/15d-14(a) Certifications

31.1                           Chief Executive Officer Certification

31.2                           Chief Financial Officer Certification

(32)                          Section 1350 Certifications

32.1                           Chief Executive Officer Certification

32.2                           Chief Financial Officer Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewPage Corporation
(Registrant)

Date:	November 14, 2005	/s/ Matthew L. Jesch
Matthew L. Jesch
Vice President and
Chief Financial Officer
(Principal Financial Officer)