Form 10-K
period 2005-12-31
NewPage CORP
filed 2006-03-24
CIK 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2005

Commission File No. 333-125952

NEWPAGE CORPORATION

Courthouse Plaza Northeast

Dayton, Ohio 45463

877.855.7243

State of Incorporation:	Delaware
IRS Employer Identification No.:	05-0616156

Securities Registered Pursuant to Section 12 (b) of the Act:	None
Securities Registered Pursuant to Section 12 (g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                Yes ☐                    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                Yes ☐                    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                Large accelerated filer ☐    Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ☐                    No ☒

The aggregate market value of the Company’s common stock held by non-affiliates was $0 as of June 30, 2005.

There were 100 Common Shares, $0.01 par value, outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE—None

References to the “Company” or “NewPage” include NewPage Corporation, a Delaware corporation that is the Registrant, and each of its subsidiaries. As applicable by the context used, references to “we,” “us” and “our” refer to NewPage and its subsidiaries, including our predecessor. Our address is Courthouse Plaza Northeast, Dayton, Ohio 45463, and our telephone number is (877) 855-7243. Our periodic reports filed with the Securities and Exchange Commission (“SEC”) are available on our website at www.newpagecorp.com.

SAFE HARBOR STATEMENT; INDUSTRY DATA

This annual report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and energy costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment, including requirements for enhanced environmental compliance; and our ability to operate as a stand-alone business. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

We refer to information regarding market data obtained from internal sources and industry publications. Although we believe the third-party market data is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it. Industry prices for coated paper provided in this annual report are derived from Resource Information Systems, Inc. (“RISI”) data unless otherwise noted. North American data included in this annual report that has been derived from RISI only includes data from the United States and Canada. U.S. industry pricing data included in this annual report has been derived from RISI data; and represents pricing from the eastern United States only (as defined by RISI). Also, any reference in industry statistics to grade No. 3 and grade No. 4 coated paper relates to 60 lb. weight and 50 lb. weight, respectively.

PART I

ITEM 1.                             BUSINESS

We are the largest coated paper manufacturer in North America, based on production capacity. We operate five integrated pulp and paper mills in Kentucky, Maine, Maryland, Michigan and Ohio, which, together with our distribution centers, are strategically located near major end-use markets, such as New York, Chicago and Atlanta. Our mills have a total annual production capacity of approximately 2.6 million short tons of paper and approximately 200,000 short tons of market pulp.

We are a wholly-owned subsidiary of NewPage Holding Corporation (“NewPage Holding”). We acquired the printing and writing papers group of MeadWestvaco Corporation (“MeadWestvaco”) on May 2, 2005 (the “acquisition”), but the acquisition was deemed to have been completed on April 30, 2005. MeadWestvaco was formed in January 2002 from the merger of the Mead Corporation and Westvaco Corporation.

We currently operate in two segments: the Coated Paper segment and the Carbonless Paper segment. See the Notes to the Consolidated Financial Statements for more information on our business segments.

Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce carbonless copy paper for business forms, as well as uncoated paper, digital printing paper and market pulp, a component used in the manufacturing of paper. We have long-standing relationships with many leading publishers, commercial printers, specialty retail merchandisers and paper merchants.

In January 2006, Rumford Falls Power Company, our indirect wholly-owned subsidiary, entered into a definitive agreement with Brascan Power Inc. to sell two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine, for $144 million. In February 2006, we entered into a definitive agreement to sell our carbonless paper business to P.H. Glatfelter Company for $80 million. The transactions are expected to close in the first half of 2006.

The Acquisition and Related Transactions

On January 14, 2005, Escanaba Timber LLC (“Escanaba Timber”), which is our indirect parent, and MeadWestvaco entered into an equity and asset purchase agreement (the “purchase agreement”) pursuant to which NewPage Corporation and its subsidiaries acquired the printing and writing papers group of MeadWestvaco. The purchase agreement and related documents contemplated the occurrence of the following events (collectively, the “Transactions”), which were completed on May 2, 2005 but were deemed to have been completed on April 30, 2005:

• Escanaba Timber contributed $415 million of cash equity, as an investment in common stock, to NewPage Holding, our direct parent.

• NewPage Holding issued $100 million of NewPage Holding PIK notes to MeadWestvaco as part of the consideration and an additional $25 million of NewPage Holding PIK notes for cash. NewPage Holding contributed the net cash proceeds from the NewPage Holding PIK notes and the $415 million of cash contributed by Escanaba Timber to NewPage, as an investment in the common stock of NewPage.

• NewPage entered into two senior secured credit facilities, consisting of a $750 million senior secured term loan and a $350 million senior secured asset-based revolving credit facility.

• NewPage issued $225 million of floating-rate senior secured notes due 2012 and $350 million of 10% senior secured notes due 2012.

• NewPage issued $200 million of 12% senior subordinated notes due 2013.

• NewPage and its subsidiaries paid approximately $2.06 billion for MeadWestvaco’s Printing and Writing Papers Group, of which $1.96 billion was paid in cash and $100 million was paid in the form of NewPage Holding PIK notes.

On April 6, 2005, Cerberus Capital Management, L.P. and its affiliates (“Cerberus”), which is the majority equity sponsor of our indirect parent, Maple Timber Acquisition LLC, entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co. Concurrently with the completion of the Transactions, Cerberus assigned all of its rights under the commodity basket option contract to NewPage and NewPage assumed all of Cerberus’ obligations thereunder.

Organization

The following chart shows our organizational structure. Except as indicated below, each entity in the chart owns 100% of the equity interests of the entity appearing immediately below it.

Cerberus Capital Management LP and affiliates

NewPage Investments LLC

Maple Timber Acquisition LLC (1)

Escanaba Timber LLC

NewPage Holding Corporation

NewPage Corporation

NewPage Corporation Operating Subsidiaries
Chillicothe Paper Inc.
Escanaba Paper Company
Luke Paper Company
Rumford Paper Company
Wickliffe Paper Company

(1) Maple Timber Acquisition LLC’s membership interests consist of two separate series: a paper series and a timber series. The paper series consists of class A common percentage interests, class B common percentage interests and a paper preferred interest. NewPage Investments LLC holds 88.6% of the class A common percentage interests of the paper series and 100% of the paper preferred interest. Members of our management and our chairman collectively hold 11.4% of the class A common percentage interests and 100% of the class B common percentage interests of the paper series. The timber series consists of the timber percentage interest and the timber profits interest and is held by Escanaba Timber Investments LLC, an affiliate of Cerberus, and certain members of management and our chairman. Pursuant to the operating agreement of Maple Timber Acquisition LLC, the timber series managed the timber-related assets through Maple Timber Acquisition LLC’s ownership of Escanaba Timber LLC. Similarly, the paper series manages the paper-related assets through Maple Timber Acquisition LLC’s indirect ownership of NewPage.

Products

Our principal products are coated paper and carbonless paper. We also sell uncoated paper and pulp.

Coated Paper

We are the largest coated paper manufacturer in North America based on production capacity, according to RISI. Coated papers are used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Coated paper has a higher level of smoothness than uncoated paper, which is achieved by applying a coating that is typically clay-based on the surface of the paper. As a result, coated paper achieves higher reprographic quality and printability.

Coated paper comes in coated freesheet and coated groundwood, which generally differ in price and quality. The chemically-treated pulp used in freesheet applications produces brighter and smoother paper than the mechanical pulp used in groundwood papers. Coated freesheet papers comprised 51% of the paper we produced in 2005. According to RISI, based on 2005 production capacity, we were one of the largest producers of coated freesheet papers in North America, accounting for approximately 22% of all North American production capacity in 2005. We produce coated freesheet papers in No. 1, No. 2 and No. 3 grades for higher-end uses such as corporate annual reports and high-end advertising and coated label paper with our C1S (coated one-side) paper line, which is used primarily for label and specialty applications.

Coated groundwood papers, which represented 34% of the paper we produced in 2005, are typically lighter and less expensive than our coated freesheet products. According to RISI, based on 2005 production capacity, we were the third largest coated groundwood producer in North America, accounting for approximately 14% of all North American production capacity. We produce coated groundwood papers in No. 3 and No. 4 grades for use in applications requiring lighter paper stock such as magazines, catalogs and inserts.

We also sell coated seconds, which are paper products that are damaged, defective or otherwise do not meet our quality specifications. Coated seconds are sold at a discount, typically to merchants for use by printers that have needs for these products.

Each of our paper grades is produced in a variety of weights, sizes and finishes that can be gloss, dull or matte. The coating process changes the gloss, ink absorption qualities, texture and opacity of the paper to meet customers’ performance requirements. Most of our coated paper is shipped in rolls, while a portion is cut into sheets.

Carbonless Paper

Carbonless paper enables a copy to be made without using carbon paper or other copying materials. Carbonless paper is similar in composition to high-quality bond paper, with the major component in both being cellulose. Carbonless paper is differentiated from bond paper by the coatings used to manufacture it. These coatings are composed of microencapsulated dyes, coreactants, adhesives, inert fillers and other materials used to ensure a smooth, uniform printing surface. Carbonless paper comprised approximately 8% of the paper we produced in 2005. Our carbonless paper is available in different styles and in a variety of different weights and colors to meet customer specifications. Most of our carbonless paper is shipped in roll form, while the remainder is cut into sheets. The majority of our carbonless paper sales are made under contract, the average term of which is between three and five years from their dates of inception.

Other Products

In addition to coated and carbonless paper, we also produce uncoated paper and pulp. Uncoated paper typically is used for business forms, business stationery, general printing paper and photocopy paper. We primarily sell uncoated paper to forms manufacturers that also purchase carbonless paper from us. We typically produce uncoated paper to fill unused capacity, such as when we have excess capacity on a paper machine, but not on a coater. Producing uncoated paper allows us to enhance our manufacturing efficiency.

Pulp is the primary raw material used in the production of printing, writing and packaging paper and tissue. Pulp is the generic term that describes the cellulose fiber developed from wood. These cellulose fibers may be separated by mechanical, thermo-mechanical or chemical processes. The chemical processes we use at our mills involve removing the glues, which bind the wood fibers, to leave cellulose fibers. The pulp we sell, which is produced using chemical processes, is hardwood pulp, which is used primarily as the main ingredient for printing, writing and packaging paper, tissue and cardboard. We sell our pulp to manufacturers both domestically and internationally.

Manufacturing

We operate five integrated pulp and paper mills, meaning that we produce paper, pulp and energy at them. Much of the energy we produce at our mills is for our own use. Our mills have a combined annual production capacity of approximately 2.2 million tons of coated paper, approximately 220,000 tons of carbonless paper and approximately 160,000 tons of uncoated paper. The following table lists the products produced at each of our mills, as well as each mill’s approximate annual paper capacity:

Location	Products	Paper Capacity (short tons)
Chillicothe, Ohio (1)	Carbonless and uncoated paper	355,000 tons/year
Escanaba, Michigan	Coated and uncoated paper	760,000 tons/year
Luke, Maryland	Coated paper	585,000 tons/year
Rumford, Maine	Coated paper and market pulp	625,000 tons/year	(2)
Wickliffe, Kentucky	Coated and uncoated paper and market pulp	280,000 tons/year	(3)

(1) Facility is included in carbonless paper business to be sold to P.H. Glatfelter Company.

(2) Excludes approximately 85,000 tons of market pulp production capacity at this facility.

(3) Excludes approximately 120,000 tons of market pulp production capacity at this facility.

Over the past ten years, we have invested approximately $1.4 billion to build, maintain and update our facilities, enhance product mix, lower costs and meet environmental requirements. For example, our capital expenditures included rebuilding paper machines at our Luke, Maryland mill in 1997 and 1998, a paper machine upgrade at our Wickliffe, Kentucky mill in 2004 and installation of a new paper coater at our Chillicothe, Ohio mill in 2004. These upgrades also included an upgrade of our papermaking technology to support our high-end coated grade lines. Following the completion of the merger that resulted in MeadWestvaco in January 2002 through December 31, 2005, we have significantly reduced our costs by consolidating operations and focusing on operational efficiency. For example, during this period we reduced our salaried headcount by 21% and our hourly headcount by 15%. Since December 2004, our overall headcount remained flat through productivity-based restructuring despite the addition of the necessary infrastructure in creating our corporate staff. In addition, we shut down five of our paper machines, closed one paper mill and reduced our maintenance costs by improving our annual shut-down maintenance procedures. We also enhanced our manufacturing efficiency by producing a large portion of our energy requirements. We intend to continue to reduce our costs per ton by further implementing best practices on a company-wide basis, rebuilding machines, enhancing our inventory and supply chain management and our manufacturing processes.

According to RISI, during the fourth quarter of 2005, the mills at which we produced our coated paper were in the top 20% of efficiency of all coated paper mills in North America, Europe and Asia based on the cash cost of delivery to Chicago, assuming an average exchange rate during that period of $1.22 per Euro and an assumed cost per ton for freight to ship the paper from each mill to Chicago.

Paper production is energy intensive. During 2005, we produced approximately 60% of our energy requirements from steam produced during our chemical pulp manufacturing process. We obtained the remainder of our energy needs from third-party suppliers. The energy we purchase from third-party suppliers consists of electricity and fuel, primarily natural gas and coal, used by us to generate some of our own energy. We purchase substantial portions of our coal needs under long-term supply contracts, most of which relate to a specific plant and are with a single provider. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. We are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers.

To produce our paper products, we begin by taking wood and removing the bark from it. The debarked timber is then cut into wood chips, which are placed into digester “cooking” vessels, mixed with various chemicals to produce pulp and then washed and bleached. To turn the pulp into paper, it is placed into a paper machine. Hardwood and softwood pulp is blended based on the desired paper characteristics. To produce coated paper, uncoated paper is put through a coating process. We have both on-machine coaters, which are integrated with our paper machines, and separate off-machine coaters. On-machine coaters generally are considered to be more efficient, while off-machine coaters generally are considered to have more flexibility. For our carbonless paper, when the paper exits the paper machine, we add the carbonless coating on off-machine coaters. After the coating process is complete, the coated paper and carbonless paper are wound into rolls. Paper machines are large, complex machines that operate more efficiently when operated continuously. Paper machine production and yield decline when a machine is stopped for any reason. Therefore, we organize our manufacturing processes so that our paper machines and most of our paper coaters run almost continuously throughout the year. Some of our paper machines also offer us the flexibility to change the type of paper produced on the machine, which allows easier matching of production schedules and seasonal and geographic demand swings.

We are the general partner and have a 30% investment in Rumford Cogeneration Company, L.P., a joint venture created to generate power for us and for public sale. Under the limited partnership agreement relating to this investment, until 2014, we have an option to purchase all of our co-investors’ interests in the partnership for a purchase price equal to a formula specified in the limited partnership agreement based on net pre-debt cash flow of the partnership. As a result of the expiration of a fixed power rate agreement between Rumford Cogeneration Company and Central Maine Power at the end of 2005, sales of electricity generated from the Rumford facility will be sold at market rates beginning in 2006.

Raw Materials and Suppliers

Wood fiber is our primary raw material. The primary sources of wood fiber are timber and its byproducts, such as wood chips. During 2005, we obtained approximately 13% of our wood for our paper mills from timberlands that were owned by Escanaba Timber, or its predecessor, with the remainder purchased from third parties.

Contemporaneously with the consummation of the acquisition, we entered into three separate but substantially similar fiber supply agreements with Escanaba Timber, pursuant to which Escanaba Timber would supply our Escanaba, Chillicothe and Wickliffe mills with hardwood, softwood and aspen pulpwood for an initial term expiring December 31, 2016, with a one-time option for us to extend the term of the agreement pertaining to each applicable mill for an additional three-year period. The agreements required Escanaba Timber to sell to each of the three mills, and required us to purchase from each of the three mills, a designated minimum number of tons of each type of pulpwood during the term. The annual minimum number of tons of pulpwood purchased is approximately 500,000, 240,000 and 140,000 for each of our Escanaba, Chillicothe and Wickliffe mills, respectively, although we maintain the right to purchase a substantial portion of any additional pulpwood harvested by Escanaba Timber during each year. The price of the pulpwood purchased was based on market prices in the relevant region, and is subject to semi-annual adjustment based on prices on comparable purchases by the applicable mill from other pulpwood suppliers during the prior six-month period.

In the fourth quarter of 2005, Escanaba Timber sold substantially all of its timberland to third parties. The acquirers have assumed the commitments under the fiber supply agreements and we have negotiated certain revisions to the agreements with the acquirers. We received $4 million for changes made to a fiber supply agreement in conjunction with one of Escanaba Timber’s dispositions. We have accounted for this payment as an additional capital contribution from Escanaba Timber.

The amount of timber we received each year from Escanaba Timber, or its predecessor, has varied, and is expected to continue to vary, according to the price and supply of wood fiber for sale on the open market and the harvest levels we and the timberland owners deem appropriate in the management of the timberlands.

For our Rumford, Maine mill, we have a long-term fiber supply agreement with Prime Timber LLC, an affiliate of Wagner Forest Management, Ltd., which expires on December 31, 2053. Under that agreement, all pulpwood that Prime Timber harvests from 640,000 acres of timberlands must be made available to us. Furthermore, until 2013, Prime Timber has agreed to make available to us a minimum specified supply of pulpwood.

We seek to fulfill substantially all of our wood needs with timber that is harvested by professional loggers trained in certification programs that are designed to promote sustainable forestry. We do not accept wood from old growth forests, forests of exceptional conservation value or rainforests. We also do not accept illegally harvested or stolen wood at our mills. We have formally notified our outside wood chip suppliers that we expect their wood supply will be produced by trained loggers in compliance with sustainable forestry principles. Our goal is to ensure that sustainable forestry-trained loggers are used to supply essentially all wood to our mills. We oppose and, through our participation in the American Forest and Paper Association and other industry organizations, are working against illegal logging in the United States and worldwide.

We use chemicals in the production of paper. These include latex and starch, which we use to affix coatings to our paper; calcium carbonate, which brightens our paper; titanium, which makes our paper opaque; and other chemicals used to bleach or color our paper. We purchase these chemicals from various suppliers and are not dependent on a single supplier for any of our chemicals, although some of our specialty chemicals are available only from a small number of suppliers. All of our paper mills produce pulp. We use most of the pulp we produce and sell excess pulp to third parties.

Customers

We have a diversified customer base. We have long-standing relationships with leading publishers, commercial printers, specialty retail merchandisers and paper merchants. Our relationships with our ten largest customers, which contributed approximately 51% of our net sales for the eight months ended December 31, 2005, average over 20 years. Our key customers for coated paper include: Hearst Publications, McGraw-Hill Companies, Pearson Education and Time, in publishing; Banta Corporation, QuadGraphics, QuebecorWorld and RR Donnelley & Sons, in commercial printing; Williams-Sonoma, in specialty retailing; and Unisource Worldwide and xpedx, which are paper merchants. Some of our key customers for carbonless paper are R.R. Donnelley & Sons and Standard Register, which manufacture business forms, and Brown Paper Company, a paper merchant, specializing in sales to manufacturers of business forms.

During 2005, xpedx accounted for approximately 18% of our total net sales. No other customer accounted for more than 10% of our 2005 net sales. We have long-term agreements with certain of our customers, including with xpedx for a small portion of its paper purchases. Some of our other purchase agreements are requirements contracts, while some are master agreements establishing terms and, in some cases, pricing mechanisms, by which sales to that customer will be made.

Sales, Marketing and Distribution

We sell our paper products primarily in the United States. Our products are sold directly by our own sales personnel to end-use customers, including Banta Corporation, Hearst Publications, R.R. Donnelley & Sons, McGraw Hill Companies, Pearson Education, QuadGraphics, QuebecorWorld, Standard Register, Time, Williams-Sonoma, and to select paper merchants, including Brown Paper Company, Unisource Worldwide and xpedx. Our sales force sells primarily to large customers, such as publishers, printers and specialty retail merchandisers. In addition, sometimes our sales professionals refer end-user customers to our merchants and encourage them to place orders through these merchants. We have approximately 200 sales professionals, some of whom sell our products to paper merchants. As part of our customer service, we seek to provide value-added services to our customers. Within the merchant channel, we work closely with our customers to meet specifications, to ship a large portion of our products directly to end-users and to utilize joint marketing efforts, when appropriate.

The locations of our paper mills, together with our distribution centers, also give us certain logistical advantages due to their close proximity to several major markets, including New York, Chicago and Atlanta. We have three major distribution facilities located in Bedford, Pennsylvania, Chicago, Illinois and Columbus, Ohio. In total, we own two warehouses and lease space in 22 warehouses owned by third parties. We use third parties to ship our products, by truck or rail. We utilize an integrated tracking system that tracks all of our products through the distribution process. Our customers can access order tracking information over the Internet.

Competition

The North American paper market is highly competitive. We compete based on a number of factors, including price, product availability, quality, breadth of product offerings, customer service and distribution capabilities.

In North America, we compete with both local coated paper production and imports from non-North American sources, principally from Europe and Asia. Foreign competition in North America is determined primarily by worldwide supply and demand for coated paper, particularly in Europe and Asia, the exchange rate of the U.S. dollar relative to other currencies, especially the Euro, market prices in North America and other markets and the cost of ocean-going freight. For 2005, imports into the United States were down May 2004, primarily as a result of strikes in Finland and at the Miramichi mill in Canada and slightly lower demand. Imports in 2006 may be higher as a result of new capacity brought online in China at the end of 2005. Our primary competitors with North American coated paper manufacturing operations are International Paper Company, Sappi Limited, Stora Enso Oyj and UPM-Kymmene Corporation.

Our principal competitor for carbonless paper in North America is Appleton Papers Inc. Other competitors include Nekoosa Coated Papers LLC and Nashua, which announced on February 7, 2006 that it had been acquired by Nekoosa, and non-North American manufacturers. Since 1994, sales of carbonless paper in North America have been declining. The decline is the result of increasing reliance on competing products, such as thermal paper, and technologies that do not use impact printing to create images, such as electronic data storage and electronic communications, as well as increased use of thermal, laser and inkjet printers.

Some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

Information Technology Systems

We utilize integrated information technology systems that help us manage our product pricing, customer order processing, customer billing, raw material purchasing, inventory management, production controls and shipping management, as well as our human resources management, financial management and budgeting. Our information technology systems principally utilize third-party software. On August 31, 2005, we entered into a Master Services Agreement with Accenture LLP. Under the agreement, Accenture will provide information technology services necessary to support our operations through January 31, 2012 and human resources services necessary to support our operations through January 31, 2013, at specified monthly base prices (with incremental charges for additional services provided) plus transition charges. The information technology services include development, maintenance and support of our software, mainframe, server, managed network and application management systems. Accenture is also obligated to support and maintain third-party software and hardware currently used in our operations. The human resource services include maintenance and support of employee benefits, payroll and tax services. Accenture may immediately terminate the agreement in the event that we materially breach any of our duties and/or obligations under the agreement and fail to cure such breach within 30 days. In addition, if Accenture fails to perform its services at or above fixed service levels, we have the ability to terminate the information technology services portion of the Master Services Agreement.

Intellectual Property

In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades, which do not comprise a large portion of our business. We hold foreign and domestic patents as a result of our research and product development efforts. We also own registered trademarks for some of our products. Although, in the aggregate, our patents and trademarks are material to our business, financial condition and results of operations, we believe that the loss of any one or any related group of intellectual property rights would not have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2005, we had approximately 6,000 employees. Approximately 75% of our employees are represented by labor unions, principally by United Steelworkers (“USW”) and the International Brotherhood of Electrical Workers (“IBEW”). Our six collective bargaining agreements with USW expire at various times between August 2006 and June 2010. Our three collective bargaining agreements with IBEW expire at various times between August 2006 and January 2009.

We have not experienced any significant work stoppages or employee-related problems that had a material effect on our operations over the last five years. We consider our employee relations to be good.

Environmental and Other Governmental Regulations

Our operations are subject to federal, state and local environmental laws and regulations, including, but not limited to, the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act and the Federal Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, storage, treatment and disposal of materials and waste, remediation of soil, surface water and ground water contamination, and liability for damages to natural resources. In addition, we are required to obtain and maintain environmental permits in connection with our operations. Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for violations.

Certain of these environmental laws, such as CERCLA and analogous state laws, provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment, including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. Under these environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We handle and dispose of wastes arising from our mill operations, including by the operation of a number of landfills. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or another location where we have disposed of, or arranged for the disposal of, wastes. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply with any environmental law, rule or regulation.

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In connection with compliance with environmental laws and regulations we incurred capital expenditures of approximately $11 million in 2005, and we expect to incur capital expenditures of $18 million in 2006 and $27 million in 2007 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures. A significant portion of anticipated environmental capital expenditures in 2006 will be spent in connection with new emission control technology meant to comply with the Federal Clean Air Act and our implementation of the Cluster Rule issued by the EPA in 1998. The Cluster Rule regulations established requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. Compliance with the Cluster Rule requires integrated pulp and paper mills to install control equipment to limit the release of certain pollutants into the air and water. In addition, our mills will incur increased operating expenses associated with compliance with the Cluster Rule regulations and the operation of the control equipment.

Our operations also are subject to a variety of worker safety laws. The Occupational Safety and Health Act, the U.S. Department of Labor Occupational Safety and Health Administration Regulations and analogous state laws and regulations mandate general requirements for safe workplaces for all employees. We believe that we are operating in material compliance with applicable employee health and safety laws.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.newpagecorp.com, as soon as reasonably practicable after they are filed electronically with the SEC. The company will also provide a free copy of any of our filed documents upon written request to: General Counsel, NewPage Corporation, Courthouse Plaza Northeast, Dayton, Ohio 45463.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 1A.                    RISK FACTORS

The risks discussed below, any of which could materially affect our business, financial condition or results of operations, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

We have a limited operating history as a separate company. Accordingly, our historical combined financial information may not be representative of our results as a separate company.

We operated as a division of MeadWestvaco prior to the acquisition. Therefore, we have a limited operating history as a separate company. Our business strategy as an independent entity may not be successful on a long-term basis. We may not be able to grow our business as planned and may not remain a profitable business. In addition, the historical combined financial information for periods prior to the acquisition may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate independent entity pursuing our own strategies during the periods presented. Our limited operating history as a separate entity makes evaluating our business and our future financial prospects difficult. As a result, our business, financial condition and results of operations may differ materially from our expectations based on historical financial information.

Our cost structure following the acquisition is not comparable to the cost structure that we experienced in prior periods. Our management has limited experience managing our business as a separate company with a significant amount of indebtedness. We cannot assure you that our cost structure in future periods will be consistent with our current expectations or will permit us to operate our business profitably.

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations. Despite our current indebtedness level, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We have substantial indebtedness. As of December 31, 2005, we had $1,563 million of total indebtedness (excluding $24 million in outstanding letters of credit). Our revolving senior secured credit facility also permits additional borrowings of up to a maximum of $280 million. Our substantial indebtedness could have important consequences, including our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired; we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes; we are more vulnerable to economic downturns and adverse industry conditions; our ability to capitalize on business opportunities and to react to competitive pressures and changes in our industry as compared to our competitors may be compromised due to our high level of indebtedness; and our ability to refinance our indebtedness may be limited.

In addition, we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we may have to consider other options, such as: sales of assets; sales of equity; and/or negotiations with our lenders to restructure the applicable debt.

Our senior secured credit facilities and the indentures governing our notes may restrict, or market or business conditions may limit, our ability to use some of our options. The terms of the indentures governing the notes permit us to incur substantial additional indebtedness in the future. If we incur any additional indebtedness, the related risks that we now face could intensify.

A substantial portion of our debt bears interest at variable rates. If market interest rates increase, it could adversely affect our cash flow or compliance with our debt covenants.

As of December 31, 2005, $1,019 million of our debt consisted of borrowings under our senior secured credit facilities and our floating-rate senior secured notes due 2012. All of this debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. As of December 31, 2005, weighted average interest rates on borrowings under our senior secured credit facilities were 7.52% and 10.50% on the floating rate senior secured notes due 2012. Each one-eighth percentage change in LIBOR would result in a $1 million change in annual interest expense based on our debt outstanding at December 31, 2005, without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Servicing our indebtedness will require a significant amount of cash.

Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control. During the year ended December 31, 2005, we expended approximately $201 million to service our indebtedness as compared to approximately $48 million during the year ended December 31, 2004. This represents an increase of approximately 300%. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that such measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could significantly adversely affect our financial condition, the value of the outstanding debt and our ability to make any required cash payments under our indebtedness.

The senior secured credit facilities are secured by substantially all of our assets.

NewPage Holding is a guarantor, along with our domestic subsidiaries, of our senior secured credit facilities. Our indebtedness is secured by collateral comprising substantially all of our assets. Holders of secured debt have claims that are prior to those of other debtholders up to the value of the assets. On December 31, 2005, there was $794 million of senior secured indebtedness outstanding under the senior secured credit facilities (excluding $24 million in outstanding letters of credit). The senior secured credit facilities permit additional borrowings of up to a maximum of $280 million under the revolving portion of the facility. In the event that our secured creditors, including lenders under our senior secured credit facilities, exercise their rights with respect to their collateral, the secured creditors would be entitled to be repaid in full from the proceeds of those assets before those proceeds would be available for distribution to other creditors. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured debt will have prior claim to our assets that constitute their collateral. If any of the foregoing events occur, we cannot assure you that there will be sufficient assets to pay amounts due on more junior borrowings.

Our debt instruments, including the indentures governing the notes and our senior secured credit facilities, impose significant operating and financial restrictions on us.

The indentures governing the notes and our senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things: incur additional indebtedness or guarantee obligations; repay indebtedness prior to stated maturities; pay dividends or make certain other restricted payments; make investments or acquisitions; create liens or other encumbrances; transfer or sell certain assets or merge or consolidate with another entity; engage in transactions with affiliates; and engage in certain business activities. In addition to the covenants listed above, our senior secured credit facilities require us to meet specified financial ratios and tests and restrict our ability to make capital expenditures. Any of these restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict corporate activities. Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us. A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements, including our inability to comply with the required financial covenants in our senior secured credit facilities, could result in an event of default under those agreements. Such a default could allow the lenders under our financing agreements, if the agreements so provide, to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds. If the lenders require immediate repayments, we may not be able to repay them.

We may not have the ability to raise the funds necessary to finance the change of control offers required by the indentures governing our indebtedness.

Upon the occurrence of a change of control, we must offer to buy back certain indebtedness at a price greater than par, together with any accrued and unpaid interest, if any, to the date of the repurchase. Our failure to purchase, or give notice of purchase of, this indebtedness would be a default under the indentures governing the applicable indebtedness, which would also be a default under our senior secured credit facilities. If a change of control occurs, it is possible that we may not have sufficient assets at the time of the change of control to make the required repurchase of indebtedness or to satisfy all obligations under our senior secured credit facilities and the indentures governing our indebtedness. In order to satisfy our obligations, we could seek to refinance the indebtedness under our senior secured credit facilities and the indentures governing the indebtedness or obtain a waiver from the lenders or holders of the indebtedness. We cannot assure you that we would be able to obtain a waiver or refinance our indebtedness on terms acceptable to us, if at all.

Our controlling equity holder may take actions that conflict with interests of the debtholders.

Substantially all of the voting power of our equity is held by an affiliate of Cerberus. Accordingly, Cerberus indirectly controls the power to elect our directors and officers, to appoint new management and to approve all actions requiring the approval of the holders of our equity, including adopting amendments to our constituent documents and approving mergers, acquisitions or sales of all or substantially all of our assets. The directors have the authority, subject to the terms of our debt, to issue additional indebtedness or equity, implement equity repurchase programs, declare dividends and make other such decisions about our equity. In addition, the interests of our controlling equity holder could conflict with debtholders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our controlling equity holder might conflict with the debtholders. Our controlling equity holder also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the debtholders.

We have limited ability to pass through increases in our costs; increases in our costs or decreases in our product prices could adversely affect our business, financial condition or results of operations.

Prices of paper products are determined by overall supply and demand. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3 coated paper, 60 lb. weight, which is an industry benchmark for coated paper pricing, have fluctuated since 2000 from a high of $950 per ton to a low of $705 per ton. Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs. Our earnings are sensitive to price changes for our products, with the effect of price changes on coated paper being the greatest. Additionally, even though our costs may increase, our customers may not accept price increases for our products, or the prices for our products may decline. Therefore, our ability to achieve acceptable margins is principally dependent on managing our cost structure and managing changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control. If the prices of our products decline, or if our raw material costs increase, it could have a material adverse effect on our business, financial condition and results of operations. For a further discussion of the variability of our coated paper prices and our costs and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Factors that Affect our Operations.”

The paper industry is cyclical. Fluctuations in supply and demand for our products could materially adversely affect our business, financial condition and results of operations.

The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. North American demand for coated paper products tends to decline during a weak U.S. economy. Accordingly, general economic conditions may have a material adverse effect on the demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, currency fluctuations can have a significant effect on the supply of coated paper products in North America. If the U.S. dollar strengthens, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. Foreign overcapacity also could result in an increase in the supply of paper products available in the North American market. An increased supply of paper in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

The markets in which we operate are highly competitive.

Our business is highly competitive. Competition is based largely on price. We compete with numerous North American paper manufacturers. We also face competition from foreign producers, some of which are lower cost producers than we are or are subsidized by governments. Some of our competitors have advantages in one or more of the following: lower raw material and labor costs and fewer environmental and governmental regulations to comply with than we do. Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. Our non-U.S. competitors may develop a competitive advantage over us and other U.S. producers if the U.S. dollar strengthens in comparison to the home currency of those competitors or ocean shipping rates decrease. If the U.S. dollar strengthens, if shipping rates decrease or if overseas supply exceeds demand, imports may increase, which, in turn, would cause the supply of paper products available in the North American market to increase. An increased supply of paper could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the following factors will affect our ability to compete: product availability; the quality of our products; our breadth of product offerings; our ability to maintain plant efficiencies and high operating rates and thus lower our average manufacturing costs per ton; customer service and our ability to distribute our products on time; and the availability and/or cost of chemicals, wood, energy and other raw materials and labor. Recent trends in competing products and technologies, including electronic data transmission and storage of credit card receipts and the Internet, have reduced the demand for carbonless paper. The carbonless paper market has decreased 18% from 2001 to 2005. We expect the demand for carbonless paper to continue to decline due to competing products and technologies.

If we are unable to obtain raw materials, including petroleum-based chemicals, at favorable prices, or at all, it could adversely affect our business, financial condition and results of operations.

We have no timber holdings and purchase wood, chemicals and other raw materials from third parties. We may experience shortages of raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for many chemicals, especially petroleum-based chemicals, have increased substantially over the last year, increasing our chemical costs from $167 per ton of paper produced for the year ended December 31, 2004 to $183 per ton of paper produced for the year ended December 31, 2005, and prices are expected to remain volatile for the foreseeable future. Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need at favorable prices, if at all. Certain specialty chemicals that we purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain such chemicals at favorable prices, if at all. In addition, wood prices are dictated largely by demand. Wood supply also sometimes is limited by fire, insect infestation, disease, ice and wind storms, floods or other weather conditions. Chemical suppliers may be adversely affected by, among other things, hurricanes and other natural disasters. Any disruption in the supply of chemicals, wood or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. As we have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products, material increases in the cost of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

We are involved in continuous manufacturing processes with a high degree of fixed costs. Any interruption in the operations of our manufacturing facilities may affect our operating performance.

We seek to run our pulp mills and paper machines on a nearly continuous basis for maximum efficiency. Any unplanned plant downtime at any of our paper mills results in unabsorbed fixed costs that negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires and flooding. Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products, we may experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations. Our total capital expenditures were $84 million during 2005, including $9 million for maintenance capital expenditures and $11 million for environmental capital expenditures related to our facilities. We expect to spend approximately $90 million on capital expenditures during 2006, including approximately $3 million for maintenance capital expenditures and approximately $18 million for environmental capital expenditures related to our facilities. We anticipate that our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future. However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our facilities and equipment as we require or to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

Rising energy or chemical prices and/or supply shortages could adversely affect our business, financial condition and results of operations.

Although a significant portion of our energy requirements is satisfied by steam produced as a byproduct of our manufacturing process, we purchase natural gas, coal and electricity to run our mills. Energy costs have increased substantially over the last several months and are expected to remain volatile for the foreseeable future. In addition, energy suppliers and chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to supply shortages, ration the amount of energy or chemicals available to us and we may not be able to obtain the energy or chemicals we need to operate our business at acceptable prices or at all. Any significant energy or chemical shortage or significant increase in our energy or chemical costs in circumstances where we cannot raise the price of our products due to market conditions would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers because we are a new company, which could limit our financial flexibility. Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased recently. If these fuel surcharges continue to increase significantly, they could have a material adverse effect on our business, financial condition and results of operations.

In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, events in the Middle East, or weather events such as hurricanes, could result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in energy and/or chemical prices.

We depend on a small number of customers for a significant portion of our business.

Our largest customer, xpedx, a division of International Paper Company, accounted for 18% of our 2005 net sales. Our ten largest customers (including xpedx) accounted for 51% of our 2005 net sales. The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

Furthermore, we extend trade credit to certain of our customers to facilitate the purchase of our products, and rely on their creditworthiness. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

Our basket option contract may not protect us from decreases in our coated paper prices.

Contemporaneously with the acquisition, we entered into a three-year commodity basket option contract that is intended to help mitigate the effects we would experience if coated paper prices were to fall to the levels experienced from 2001 to the middle of 2003, which were the lowest prices for coated paper in the last twenty years. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies, which together, exhibited a correlation with the monthly average U.S. industry prices of coated paper grades No. 3 and No. 4 of 83% from December 1998 through January 2005 and 84% from January 2003 through January 2005. Although the basket option contract is intended to help mitigate the adverse effect of a decline in North American coated paper prices, we cannot assure you that it will do so adequately or that the historical level of correlation will continue during the term of the basket option contract. Accordingly, the basket option contract may not protect us from risk of financial loss in certain circumstances, including but not limited to instances in which: our sales, or production are less than expected; we are unable to increase our prices to offset any unhedged cost increases; there is a weak actual degree of correlation between the commodities and currencies that comprise the contract and future decreases in coated paper prices; there is a failure of any counterparty to perform under any hedge agreements; or a sudden, unexpected event materially affects commodity prices, currency rates or otherwise materially affects our business. Additionally, we may not be able to enter into additional hedging arrangements on a commercially reasonable basis, or at all, in the future.

Litigation could be costly and harmful to our business.

We are involved in various claims and lawsuits from time to time. For example, in 1998 and 1999, the Environmental Protection Agency (the “EPA”) issued Notices of Violation to eight paper industry facilities, including the Luke, Maryland mill, which we acquired in connection with the acquisition, alleging violation of the prevention of significant deterioration (“PSD”) regulations under the Clean Air Act. During 2000, an enforcement action in Federal District Court in Maryland was brought against the predecessor of MeadWestvaco, asserting violations in connection with capital projects at the Luke, Maryland mill carried out in the 1980s. The action alleges that MeadWestvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. In 2001, the Court granted MeadWestvaco’s

Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. In October 2005, the parties made their closing arguments on Phase I of this case, and each has filed for summary judgment in its favor. The Court has not ruled on these motions. MeadWestvaco has agreed to indemnify us for substantially all of our liability under these claims to the extent reserves were not previously established or liability exceeds amounts budgeted by MeadWestvaco in connection with these matters. However, in the event that we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the installation of additional pollution control equipment. In addition, we may be involved in various other claims and legal actions that arise in the ordinary course of business, including claims and legal actions related to environmental laws, rules and regulations. Any of these claims or legal actions could materially adversely affect our business, results of operations and financial condition.

Rising postal costs could weaken demand for our paper products.

A significant portion of paper is used in periodicals, catalogs and other promotional mailings. Many of these materials are distributed through the mail. The January 2006 increase in the cost of postage, or future increases, could reduce the frequency of mailings, reduce the number of pages in advertising materials and/or cause advertisers to use alternate methods to distribute their advertising materials. Any of the foregoing could decrease the demand for our products, which could materially adversely affect our business, financial condition and results of operations.

The failure of Accenture to perform its obligations under, or the termination or expiration of, our information technology and human resources services agreements, could have a material adverse effect on our business, financial condition and results of operations.

Our ability to monitor and control our operations effectively depends to a large extent on the proper functioning of our information technology and other business support systems. We have entered into an agreement with Accenture, under which Accenture will provide a substantial portion of the information technology and human resources services necessary to support our operations. If Accenture fails to provide these services or does not do so in a satisfactory manner, it could have a material adverse effect on our business, financial condition and results of operations. If we materially breach any of our duties and/or obligations under the agreement and fail to cure such breach within 30 days, Accenture may immediately terminate the agreement. Upon any termination or expiration of our agreement with Accenture, we will need to either perform these functions internally or obtain such services from third parties. We may not be able to do so on a cost-effective basis or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may suffer if we do not retain our senior management.

We depend on our senior management. The loss of services of members of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel. As of March 1, 2006, Peter Vogel, our former chief executive officer, resigned. Our chairman, Mark Suwyn, is acting as interim chief executive officer until a replacement is named. Should, however, Mr. Suwyn be unable to serve as our interim chief executive officer and we are unable to find a suitable replacement, our business could be adversely affected.

A large percentage of our employees are unionized.

Wage increases or work stoppages by our unionized employees may have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2005, approximately 4,300 of our employees were represented by labor unions. As of December 31, 2005, we had 11 collective bargaining agreements, of which two, covering approximately 1,300 employees, are up for renewal in August 2006 and one, covering 27 employees, is up for renewal in September 2006. We may become subject to material cost increases or additional work rules imposed by agreements with labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. If any of our third-party transportation providers fail to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any of our transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. Furthermore, increases in the cost of our transportation services could cause a material adverse effect on our business, financial condition and results of operations.

We are subject to various environmental regulations that could impose substantial costs upon us and may adversely affect our operating performance.

Our business is subject to a wide range of Federal, state and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of landfills to handle that waste. While we believe, based upon current information, that we are currently in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines, penalties or criminal sanctions for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our paper mills or other locations where we have disposed of, or arranged for the disposal of, wastes. MeadWestvaco has agreed to indemnify us, subject to certain limitations, for certain environmental liabilities. There can be no assurance that MeadWestvaco will perform under any of its environmental indemnity obligations, which could have a material adverse effect on our financial condition and results of operations. Furthermore, we could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

If we fail to achieve and maintain effective internal controls, it could have a material adverse effect on our business in the future.

Although we currently are not subject to the requirements of Section 404 of the Sarbanes-Oxley Act, we are in the process of documenting and testing our internal control procedures in order to enable us to satisfy these requirements on a stand-alone basis in the future. As part of MeadWestvaco, we operated using MeadWestvaco’s internal control procedures. As a stand-alone business, certain adjustments to our internal control procedures are required. We cannot assure you that this process will not be time consuming or costly. If we fail to achieve and maintain an effective internal control environment, it could have a material adverse effect on our business.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

We own five mills where we produce our paper products. We believe that we have sufficient capacity at our manufacturing facilities to meet our production needs for the foreseeable future, and further believe that all our sales can be sourced through these facilities. In addition, we have third-party arrangements to utilize space or lease space in 22 distribution facilities. All of our owned facilities are pledged as collateral under our various debt agreements.

In February 2006, we entered into a definitive agreement to sell our carbonless paper business, including our paper mill in Chillicothe, Ohio and our converting facility in Fremont, Ohio to P.H. Glatfelter Company.

The following are our significant facilities as of December 31, 2005:

Location	Purpose/Segment	Owned or Leased/Expiration
Dayton, Ohio	Corporate Headquarters	Leased/March 2007
Chillicothe, Ohio	Warehouse & Converting/Coated	Owned
Escanaba, Michigan	Paper Mill/Coated	Owned
Luke, Maryland	Paper Mill/Coated	Owned
Luke, Maryland	Warehouse & Converting/Coated	Leased/August 2008
Rumford, Maine	Paper Mill/Coated	Owned
Wickliffe, Kentucky	Paper Mill/Coated	Owned
Chillicothe, Ohio	Paper Mill/Carbonless	Owned
Fremont, Ohio	Converting/Carbonless	Owned

ITEM 3.                             LEGAL PROCEEDINGS

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including the Luke, Maryland mill, alleging violation of the prevention of significant deterioration (“PSD”) regulations under the Clean Air Act. During 2000, an enforcement action in Federal District Court in Maryland was brought against the predecessor of MeadWestvaco, asserting violations in connection with capital projects at the Luke, Maryland mill carried out in the 1980s. The action alleges that MeadWestvaco did not obtain

PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. During 2001, the Court granted MeadWestvaco’s Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. In October 2005, the parties made their closing arguments on Phase I of this case, and each has filed for summary judgment in its favor. The Court has not ruled on these motions. MeadWestvaco has agreed to indemnify us for certain liabilities, if any, under these claims. MeadWestvaco will not indemnify us for litigation losses arising from the design, installation or construction of a scrubber-compliant baghouse, to the extent such costs are considered capital spending, as defined in the purchase agreement relating to the acquisition of the printing and writing papers group from MeadWestvaco, at our mill in Luke, Maryland. In the event that we incur liability for this lawsuit and we are unable to obtain indemnification from MeadWestvaco, we may incur substantial costs, which may include costs in connection with the installation of additional pollution control equipment. In addition, MeadWestvaco will not indemnify us for litigation losses resulting from any increased operation costs at our mill in Luke, Maryland unless such costs exceed $2 million annually within five years after resolution of the claims.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2006, NewPage Holding was the sole holder of record of the shares of our common stock. There is no established public trading market for the common stock. We have never paid or declared a cash dividend on the common stock. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

The following is a list of all securities sold or issued by us within the past three years:

In May 2005, we issued 100 shares of our common stock to NewPage Holding for an aggregate purchase price of $439 million. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. We were formed by affiliates of Cerberus to serve as the acquisition vehicle for the purchase of assets of MeadWestvaco’s printing and writing papers business. The issuance to NewPage Holding was used in part to fund the price of our acquisition by Cerberus and its affiliates. Appropriate legends were affixed to the share certificate issued in that transaction.

In May 2005, we issued $225 million of floating rate senior secured notes due 2012, $350 million of 10% senior secured notes due 2012 and $200 million of 12% senior subordinated notes due 2013. We received proceeds of $751 million from the original issuance of the floating rate senior secured notes, the senior secured notes and the senior subordinated notes, net of fees. The initial purchasers of the notes were Goldman, Sachs & Co., UBS Securities LLC, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc. The floating rate senior secured notes, the senior secured notes and the senior subordinated notes were sold to the initial purchasers pursuant to Section 4(2) of the Securities Act and may be resold by the initial purchasers only to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table sets forth summary financial data of the Company and its predecessor for each of the five fiscal years in the period ended December 31, 2005.

	Successor	Predecessor
(in millions)	Eight Months Ended Dec. 31, 2005 (a)	Four Months Ended Apr. 30, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002 (b)	Two Months Ended Dec. 31, 2001 (c)	Fiscal Year Ended Oct. 31, 2001 (c)
Net sales	$1,564	$716	$2,176	$1,989	$1,961	$101	$719
Goodwill and asset impairment	—	—	238	—	12	—	—
Income (loss) before taxes	(61)	(15)	(339)	(145)	(174)	(9)	(21)
Net income (loss)	(57)	(8)	(301)	(94)	(102)	(5)	(13)
Working capital	366		274	333	315	95	106
Total assets	2,302		2,647	3,097	3,203	1,128	1,138
Long-term debt	1,555		145	145	172	18	35
Total debt	1,563		145	184	181	35	35

(a) Results reflect the acquisition of the printing and writing papers business of MeadWestvaco.

(b) Results reflect the merger of the Mead Corporation and Westvaco Corporation. Mead’s results are included for eleven months.

(c) Results are for Westvaco Corporation.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the acquisition. Accordingly, the discussion and analysis of historical operations of our predecessor during the periods prior to the acquisition do not reflect the significant effect that the accounting for the acquisition has had and will have on the reporting of our financial condition and results of operations.

Overview

Company Background

On May 2, 2005, we acquired the Printing and Writing Papers Business of MeadWestvaco, but the acquisition was deemed to have been completed on April 30, 2005. We are the largest coated paper manufacturer in North America based on production capacity according to industry publications. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines and catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce carbonless copy paper for business forms, as well as uncoated paper, digital printing paper and market pulp, a component used in the manufacturing of paper.

The Acquisition and Related Transactions

On January 14, 2005, Escanaba Timber and MeadWestvaco entered into the purchase agreement pursuant to which NewPage and its subsidiaries acquired the printing and writing papers group of MeadWestvaco. The purchase agreement and related documents contemplated the occurrence of the following Transactions:

• Escanaba Timber contributed $415 million of cash equity, as an investment in common stock, to NewPage Holding.

• NewPage Holding issued $100 million of NewPage Holding PIK notes to MeadWestvaco as part of the consideration and an additional $25 million of NewPage Holding PIK notes for cash. NewPage Holding contributed the net cash proceeds from the NewPage Holding PIK notes and the $415 million of cash contributed by Escanaba Timber to NewPage, as an investment in the common stock of NewPage.

• NewPage entered into two senior secured credit facilities, consisting of a $750 million senior secured term loan and a $350 million senior secured asset-based revolving credit facility.

• NewPage issued $225 million of floating-rate senior secured notes due 2012 and $350 million of 10% senior secured notes due 2012.

• NewPage issued $200 million of 12% senior subordinated notes due 2013.

• NewPage and its subsidiaries paid approximately $2.06 billion for MeadWestvaco’s Printing and Writing Papers Group, of which $1.96 billion was paid in cash and $100 million was paid in the form of NewPage Holding PIK notes.

On April 6, 2005, Cerberus, which is the majority equity sponsor of our indirect parent, Maple Timber Acquisition LLC, entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co. Concurrently with the completion of the Transactions, Cerberus assigned all of its rights under the commodity basket option contract to NewPage and NewPage assumed all of Cerberus’ obligations thereunder.

Subsequent Events

On January 7, 2006, Rumford Falls Power Company, our indirect wholly-owned subsidiary, entered into a definitive agreement with Brascan Power Inc. to sell two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine, for a cash sales price of $144 million. On February 21, 2006, we entered into a definitive agreement to sell our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio to P.H. Glatfelter Company for a cash sales price of $80 million, subject to a working capital adjustment. The transactions are expected to close in the first half of 2006.

Selected Factors that Affect our Operating Results

Net Sales

Our net sales are a function of the number of tons of paper that we sell and the price at which we sell our paper. The coated paper industry is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macroeconomic factors, such as the strength of the United States economy, that are largely out of our control. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Coated paper purchases typically are made by customers pursuant to purchase orders on an as-needed basis, and generally are not made under contracts that provide for fixed prices or minimum volume commitments. We have not experienced significant changes in our customer relationships subsequent to the acquisition. Uncoated paper and pulp prices historically have not materially affected our operating results because uncoated paper and pulp have not comprised a material portion of our net sales.

Carbonless paper prices have historically been less variable than coated paper prices, and in some cases prices are fixed by contract. Because of competition from competing products and technologies, carbonless paper markets have been declining and we expect this trend to continue in the future. We have supply agreements with several of our carbonless paper customers.

Our earnings are sensitive to price changes for our principal products, with price changes in coated paper having the greatest effect. Fluctuations in pulp and paper prices historically have had a direct effect on our results for several reasons:

•                                          Market prices for pulp and paper products are a function of supply and demand, factors over which we have limited control.

•                                          Market prices for pulp and paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in our costs to our customers absent increases in the market price.

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

Cost of Sales

The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce. We do not track wood, energy or chemicals on a cost of sales basis, but instead track these costs on a cost of production basis. Cost of production is calculated using the cost for the number of tons of paper we produce instead of the cost for the number of tons of paper we sell.

Chemicals. Certain chemicals used in the paper-making process are petroleum-based and fluctuate with the price of crude oil. The price for the largest component of our chemical costs, latex, has historically been volatile. The price of latex increased significantly during 2005 as compared to 2004, and we expect the price of latex to remain volatile throughout the near term.

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy. We produce a large portion of our energy requirements, historically purchasing approximately 40% of our energy needs from third party suppliers. The energy we purchase from third party suppliers consists of electricity and fuel used by us, primarily consisting of natural gas and coal, to generate some of our own energy. We expect energy costs to remain volatile for the foreseeable future. In January 2006, we entered into a definitive agreement to sell two hydroelectric-generating facilities totaling 39 megawatts of capacity located on the Androscoggin River in Rumford, Maine. Between the hydroelectric-generating facilities and the cogeneration facility operated by Rumford Cogeneration Partners, we historically generated more electricity than the Rumford paper mill could utilize and sold excess electricity to third-parties. After the sale of the hydroelectric-generating facilities, we believe that our power generation and usage at that location will be more closely aligned. In addition, we expect that our energy costs will increase after the sale of the hydroelectric-generating facilities as a result of the loss of sales of excess electricity and the need to replace electricity utilized from the hydroelectric-generating facilities with electricity from our cogeneration partnership at market rates.

Labor costs. Labor costs include wages, salary and benefit expenses attributable to our mill personnel. Mill employees at a non-managerial level are compensated on an hourly basis in accordance with our union contracts. Management employees at our mills are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term. The size of our hourly labor force is not expected to increase. In addition, we have not experienced significant labor shortages.

Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for annual maintenance. Day-to-day maintenance expenses have not varied significantly from year to year. Larger maintenance projects and equipment expenses can produce year-to-year fluctuations in our maintenance expenses. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Depreciation and amortization. Depreciation and amortization expense for our assets associated with our mill operations is included in cost of sales. Depreciation and amortization expense for our assets associated with our non-mill related assets is included in selling, general and administrative expense. Depreciation and amortization expense has been lower after the acquisition as a result of the lower asset bases assigned to property, plant and equipment. Under purchase accounting, the total acquisition consideration was allocated to our assets and liabilities based upon management’s estimates of fair value. Depreciation and amortization expense has been lower in the successor period as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. The remaining useful lives of plant and equipment increased on a weighted-average basis from approximately 6.2 years to 9.6 years.

Selling, General and Administrative (“SG&A”) Expenses

The principal components of our SG&A expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to our information technology systems and research and development expenses. Our SG&A expenses have not historically fluctuated significantly from year to year. We expect that our SG&A expenses will decrease as compared to prior to the acquisition as a result of the elimination of corporate allocations that were charged to our predecessor by MeadWestvaco that are not related to our business as a stand-alone company, partially offset by an increase in SG&A expenses that we expect to incur directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we increased the use of incentive-based compensation for our management, which more closely ties a portion of their compensation to the achievement of performance targets. Certain senior management have entered into employment agreements that provide for a base salary and specified incentive compensation targets.

Interest

MeadWestvaco only allocated interest expense to our predecessor for borrowings specifically related to certain mill operations. These borrowings were repaid prior to the acquisition or were retained by MeadWestvaco. Our interest expense is substantially higher as a result of the financing arrangements related to the acquisition.

Taxes

For periods prior to the acquisition, our predecessor was included in the consolidated income tax returns of MeadWestvaco. Income taxes have been presented based on a calculation of the income tax benefit we would have generated if we had operated as a separate taxpayer. However, pursuant to the acquisition purchase agreement, any prior tax benefits were retained by MeadWestvaco. For federal income tax purposes, the acquisition is being treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. For the period subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our current period loss and our predecessor’s history of losses over the past three years.

Results of Operations

The following table sets forth our historical results of operations for the periods indicated below. For comparison purposes, we have presented the results of operations for the year ended December 31, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the eight months ended December 31, 2005. We believe that this approach is beneficial to the reader by providing an easier-to-read discussion of results of operations and provides the reader with information from which to analyze our financial results that is consistent with the manner that management reviews and analyzes results of operations. Furthermore, disclosures regarding sales volumes, spending and other operational measures are determined on a comparable basis for all periods presented. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. Some of the factors that limit the usefulness of this approach include the combination of results based on different accounting bases for predecessor and successor periods, differences in capitalization and the effects resulting from the change from a division of a larger entity to a stand-alone company. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this annual report.

					Non-GAAP
	Successor - NewPage Corp. Eight Months Ended Dec. 31, 2005		Combined Predecessor Four Months Ended April 30, 2005		Combined Predecessor and Successor Year Ended Dec. 31, 2005		Predecessor Year Ended Dec. 31, 2004		Predecessor Year Ended Dec. 31, 2003
(in millions)	$	%	$	%	$	%	$	%	$	%
Net sales	1,564	100.0	716	100.0	2,280	100.0	2,176	100.0	1,989	100.0
Cost of sales	1,418	90.7	673	94.0	2,091	91.7	2,145	98.6	1,995	100.3
Selling, general and administrative expense	79	5.1	39	5.5	118	5.2	129	5.9	136	6.8
Goodwill impairment	—	0.0	—	0.0	—	0.0	238	11.0	—	0.0
Interest expense	111	7.0	21	2.9	132	5.7	9	0.4	10	0.5
Other (income) expense	17	1.1	(2)	(0.3)	15	0.7	(6)	(0.3)	(7)	(0.3)
Income (loss) before income taxes	(61)	(3.9)	(15)	(2.1)	(76)	(3.3)	(339)	(15.6)	(145)	(7.3)
Income tax (benefit)	(4)	(0.2)	(7)	(1.0)	(11)	(0.5)	(38)	(1.8)	(51)	(2.6)
Net income (loss)	(57)	(3.7)	(8)	(1.1)	(65)	(2.8)	(301)	(13.8)	(94)	(4.7)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	149		82		231		(100)		101

2005 Combined Successor and Predecessor Compared to 2004 Predecessor

Net sales for 2005 were $2,280 million compared to $2,176 million for 2004, an increase of 4.8%. The increase was largely the result of an increase in average coated paper prices from $797 per ton in 2004 to $872 per ton in 2005. This increase in net sales was partially offset by decreases in coated paper sales volume from 2,112,000 tons in 2004 to 2,032,000 tons in 2005. The decrease in coated paper sales volume was largely caused by a slowdown in industry demand in the second quarter of 2005, which we believe was due to lower advertising spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during the beginning of 2004. During 2005 we took market-related downtime of 57,000 tons of coated paper and 11,000 tons of carbonless paper compared to market-related downtime in 2004 of 27,000 tons of coated paper and 10,000 tons of carbonless paper.

Cost of sales for 2005 was $2,091 million compared to $2,145 million for 2004, a decrease of 2.5%. Our gross margin for 2005 improved to 8.3%, compared to 1.4% for 2004. The higher gross margin was due to higher sales prices, product mix improvements, productivity improvement initiatives and lower depreciation and amortization expense, offset by higher wood, energy, and chemical costs and more market-related downtime. We improved product mix by selling a more profitable mix of products to existing customers and discontinuing sales of certain low margin paper sold during the beginning of 2004. Depreciation and amortization expense decreased to $175 million in 2005 from $230 million in 2004 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Energy costs in 2005 increased sharply over 2004 as a result of temporarily lower industry supply of natural gas and refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil.

Maintenance expense at our mills totaled $230 million and $227 million in 2005 and 2004. In conjunction with our annual maintenance shutdowns, we had incidental incremental costs for 2005 and 2004 of $12 million and $18 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $118 million for 2005 compared to $129 million for 2004, a decrease of 8.2%. The decrease was a result of the elimination of corporate charges of $43 million that were allocated to us by MeadWestvaco that are not related to our business, partially offset by an increase of $20 million in selling, general and administrative expenses that we incurred directly as a stand-alone company, such as costs for information technology, legal and finance support and human resources. In addition, we incurred transitional costs of $14 million relating to the setup of our business as a stand-alone business, including professional services and consulting costs related to information technology, human resources and finance. We expect that the transitional costs will continue into 2006 as we complete our information technology and human resources transitions. As a percentage of net sales, selling, general and administrative expenses decreased in 2005 to 5.2% from 5.9% in 2004.

A pretax impairment charge was recorded in 2004 of $238 million for an impairment of goodwill. The goodwill resulted from the merger of Mead and Westvaco in January 2002.

Interest expense for 2005 was $132 million compared to $9 million for 2004 primarily as a result of the interest expense of $111 million incurred on the debt issued to finance the acquisition. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for 2005 primarily consists of an unrealized loss of $25 million determined based on the mark-to-market value of a purchased option contract to which we do not apply hedge accounting treatment.

The income tax benefit for 2005 was $11 million compared to $38 million for 2004. For the period subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our current period loss and our predecessor’s history of losses over the past three years.

EBITDA was $231 million and $(100) million for 2005 and 2004. The increase in EBITDA was primarily a result of higher sales prices and productivity improvements over the last year and a 2004 charge of $238 million for goodwill impairment. The change in net loss to $65 million in 2005 from $301 million in 2004 was largely a result of higher sales prices and productivity improvements in 2005 and the 2004 charge of $238 million for goodwill impairment offset by higher costs for chemicals, wood and energy and increased interest expense of $123 million. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

2004 Compared to 2003

Net sales for 2004 were $2,176 million compared to $1,989 million for 2003, an increase of 9.4%. The increase was largely the result of increased demand for coated paper throughout most of 2004 and, to a lesser extent, coated paper price increases beginning late in the second quarter. Coated paper tons sold increased from 1,919,000 tons to 2,112,000 tons. The average price per ton for coated paper increased from $789 per ton in 2003 to $797 per ton in 2004. During 2004, the prices for our coated paper fluctuated significantly, averaging $769 per ton on a weighted average basis during the first half of the year and rising to a weighted average of $825 per ton during the second half of the year. During 2003, the weighted average prices for our coated paper were $811 per ton during the first half of the year and fell to a weighted average price of $770 per ton during the second half of the year.

Cost of sales for 2004 was $2,145 million compared to $1,995 million for 2003, an increase of 7.6%. The increase was primarily attributable to higher sales volume. Our gross margin for 2004 improved to 1.4%, an increase of 1.7% over 2003, due to savings from cost reductions programs, product mix improvements and less market downtime. Market-related downtime was lower due to order backlogs and strong customer demand. We believe that market-related downtime in 2004, most of which occurred in the first quarter, reduced our production by 37,000 tons. We believe that market-related downtime in 2003 reduced our production by 61,000 tons.

Selling, general and administrative expenses were $129 million for 2004 compared to $136 million for 2003, a decrease of 4.7%. Restructuring expenses relating to the 2002 merger of Mead and Westvaco were higher in 2003. As a percentage of net sales, selling, general and administrative expenses decreased in 2004 to 5.9% from 6.8% in 2003. This decrease, as a percentage of net sales, was principally due to the restructuring expenses in 2003 relating to the merger of Mead and Westvaco, offset in part by increased sales volume in 2004.

A pretax impairment charge was recorded in 2004 of $238 million for an impairment of goodwill. The goodwill resulted from the merger of Mead and Westvaco in January 2002.

The effective tax rate for 2004 decreased to approximately 11.3% from 35.2% for 2003. The effective tax rate decreased in 2004 primarily as a result of a nondeductible goodwill charge to earnings in 2004 of $238 million and the establishment of valuation allowances against state income tax carry-forward benefits in 2004. Without the goodwill and valuation allowance effects in 2004, the annual effective tax rates for 2003 and 2004 were higher than the statutory rate due to the composition and mix of our earnings and losses in certain domestic tax jurisdictions.

Reconciliation of Net Income (Loss) to EBITDA

EBITDA is not a measure of our performance under accounting principles generally accepted in the United States (“GAAP”), is not intended to represent net income (loss), and should not be used as an alternative to net income (loss) as an indicator of performance. EBITDA is shown because it is a primary component of certain covenants under our senior secured credit facilities and is a basis upon which our management assesses performance. In addition, our management believes EBITDA is useful to investors because it and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies with substantial financial leverage. The use of EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income (loss) to EBITDA:

			Non-GAAP
	Successor -		Combined
	NewPage		Predecessor
	Corp.	Predecessor	and
	Eight	Four	Successor	Predecessor
(in millions)	Months Ended Dec. 31, 2005	Months Ended April 30, 2005	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Net income (loss)	$(57)	$(8)	$(65)	$(301)	$(94)
Interest expense	111	21	132	9	10
Income taxes (benefit)	(4)	(7)	(11)	(38)	(51)
Depreciation and amortization	99	76	175	230	236
EBITDA	$149	$82	$231	$(100)	$101

Segment Data

The following table sets forth net sales and segment profit (loss) for our coated and carbonless paper segments. The segments are measured on earnings before interest, taxes and certain other (income) expenses that are corporate items.

			Non-GAAP
	Successor -		Combined
	NewPage		Predecessor
	Corp.	Predecessor	and
	Eight	Four	Successor	Predecessor
(in millions)	Months Ended Dec. 31, 2005	Months Ended April 30, 2005	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Net sales:
Coated	$1,281	$581	$1,862	$1,779	$1,603
Carbonless	283	135	418	397	386
	$1,564	$716	$2,280	$2,176	$1,989

Segment profit (loss):
Coated	$70	$13	$83	$(300)	$(112)
Carbonless	3	(10)	(7)	(39)	(33)
	$73	$3	$76	$(339)	$(145)

Segment depreciation and amortization:
Coated	$99	$60	$159	$182	$190
Carbonless	—	16	16	48	46
	$99	$76	$175	$230	$236

Coated Paper

Net sales for the coated paper segment were $1,862 million for 2005, compared to $1,779 million for 2004, an increase of 4.7%. The increase was largely the result of an increase in average coated paper prices from $797 per ton in 2004 to $872 per ton in 2005. This increase in net sales was partially offset by a decrease in coated paper sales volume from 2,112,000 tons in 2004 to 2,032,000 tons in 2005. The decrease in coated paper sales volume was largely caused by a slowdown in industry demand in the second quarter of 2005, which we believe was due to lower advertising spending and customer inventory reductions, and by a management decision to decrease export sales and to discontinue sales of certain low margin paper sold during early 2004.

The coated paper segment profit was $83 million in 2005 compared to a loss of $300 million in 2004. The increase in segment profitability was primarily due to improved pricing and product mix, cost improvement programs and lower levels of market-related downtime taken and a charge of $238 million for goodwill impairment in 2004 offset in part by lower sales volumes and increased costs for chemicals, wood and energy. We took market-related downtime in 2005 of 57,000 tons compared to 27,000 tons of market-related downtime in 2004.

Net sales for the coated paper segment were $1,779 million for 2004, compared to $1,603 million for 2003, an increase of 11.0%. The loss for the coated paper segment in 2004 was $300 million, which included a charge of $238 million for goodwill impairment, compared to a loss of $112 million for 2003. The goodwill impairment charge was the primary reason for the segment loss increase in 2004. Other than the goodwill impairment charge, the segment loss decreased, primarily due to increased volume, paper price increases, reduced maintenance costs at our mills and the reduction in market-related downtime partially offset by higher costs for wood, energy and chemicals, as well as increased freight and other costs of sales.

Carbonless Paper

Net sales for the carbonless paper segment increased to $418 million in 2005 from $397 million in 2004, an increase of 5.1%. The sales increase was driven by an increase in sales prices per ton of carbonless and uncoated paper and an increase in uncoated volume offset slightly by lower volumes of carbonless paper. The average price per ton of paper for this segment decreased from $1,265 per ton in 2004 to $1,247 per ton in 2005, primarily caused by the mix to higher uncoated paper sales.

The carbonless segment incurred a loss of $7 million in 2005, compared to a loss of $39 million in 2004. The decrease in the segment loss during 2005 was largely due to lower depreciation and amortization expense for the eight months subsequent to the acquisition and productivity initiatives that were not in place during 2004 offset by higher costs for chemicals, wood and energy. We took market-related downtime in 2005 of 11,000 tons compared to 10,000 tons of market-related downtime in 2004.

Net sales for the carbonless paper segment increased to $397 million in 2004 from $386 million in 2003, an increase of 2.8%. The carbonless segment incurred a loss of $39 million in 2004, compared to a loss of $33 million in 2003. The increase in the segment loss during 2004 compared to 2003 was largely due to an increase in research and development costs of $5 million, which was offset in part by the reduction in market-related downtime.

Effects of Inflation

While inflationary increases in certain costs, such as energy, wood and chemical costs, have had a significant effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets than by inflationary factors.

Certain of our costs, including the prices of energy, wood and chemicals that we purchase, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations. For example, we estimate that for each $1 increase in the cost of a barrel of crude oil, our direct energy costs and indirect costs, such as costs for transportation and petroleum-derived chemicals, increase approximately $3 million.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of maintenance outages to be taken in the second quarter and higher sales volumes in the third quarter. Our second quarter typically begins to build to a higher sales rate and has historically been our quarter with the highest maintenance spending as a result of scheduled annual maintenance shutdowns. Our third quarter is typically our strongest sales quarter, reflecting a substantial increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales quarter as printing for year-end holidays continues. We expect these trends to continue for the foreseeable future, except that we intend to manage our maintenance schedules so that maintenance costs are incurred more evenly throughout the year.

Outlook

Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Generally, operating rates in the coated paper market continued to improve in the first quarter of 2006 and we believe that business drivers such as capacity closures, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing higher sales prices. In 2006, we announced a $50 per ton price increase on most coated paper grades and believe we will realize a portion of the increase in the first quarter of 2006 and an additional substantive portion in the second quarter of 2006.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of March 21, 2006, there was $73 million outstanding under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $233 million of additional borrowing availability under the revolving senior secured credit facility. In accordance with the excess cash flow covenant in the senior secured term loan agreement, we are required to repay $103 million of the senior secured term loan by March 31, 2006. We expect that we will draw the funds to make this payment from the revolving senior secured credit facility. Additionally, we anticipate that the amount of our borrowing base availability under the revolving senior secured credit facility will be reduced by approximately $60 million upon the sale of the carbonless paper business. We anticipate closing both the sale of the carbonless paper business and the sale of the hydroelectric-generating facilities in the first half of 2006. We will use the proceeds to repay outstanding borrowings or to reinvest in our continuing business, as allowed by the senior secured term loan agreement. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Our aggregate indebtedness at December 31, 2005, was $1,563 million. We are highly leveraged. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to the expiration and/or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Concurrently with the completion of the acquisition, we entered into our senior secured credit facilities. Our senior secured credit facilities include a $750 million term loan, maturing in 2011, and up to $350 million in available revolving loan borrowings, maturing in 2010. Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of December 31, 2005, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2005:

	Required	Actual
Maximum Leverage Ratio	6.00	4.99
Maximum Senior Leverage Ratio	3.00	2.53
Minimum Interest Coverage Ratio	2.00	2.23
Minimum Fixed Charges Coverage Ratio	1.00	1.25

The revolving senior secured term loan facility has a first lien on NewPage’s and its guarantor domestic subsidiaries’ cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries. The term loan has a first lien on the capital stock of NewPage, the capital stock of its guarantor domestic subsidiaries, and all of its assets and the assets of its guarantor domestic subsidiaries, other than cash, deposit accounts, accounts receivable, inventory and intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries. It also has a second lien on NewPage’s and its guarantor domestic subsidiaries’ cash, deposit accounts, accounts receivable, inventory, and intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries. The senior secured notes have a second lien on all of NewPage’s assets and the assets of its guarantor domestic subsidiaries other than the capital stock of its guarantor domestic subsidiaries, intercompany debt owed to NewPage Holding, NewPage and its guarantor domestic subsidiaries, cash, deposit accounts, accounts receivable and inventory.

Concurrently with the completion of consummation of the acquisition, NewPage issued the floating-rate senior secured notes due 2012, the 10% senior secured notes due 2012 and the 12% senior subordinated notes due 2013. The 2012 senior secured notes and the related subsidiary guarantees are secured equally and ratably by second priority liens on substantially all of the assets of NewPage and its subsidiaries, other than cash deposit accounts, accounts receivables, inventory, the stock of NewPage’s subsidiaries and intercompany debt. The indentures governing these NewPage notes contain customary financial and other covenants.

We do not have any off-balance sheet arrangements.

As of June 30, 2005, we entered into two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our floating-rate debt. We entered into a $150 million notional amount interest rate swap expiring June 2009 and a $150 million notional amount interest rate swap expiring June 2010. We purchased a $150 million notional amount interest rate cap with a cap rate of 4.50% that expires June 2008 for $1 million.

Inventory has increased from $321 million at December 31, 2004, to $437 million at December 31, 2005. Approximately two-thirds of this increase is a result of the changes caused in recording the initial acquired values at the date of acquisition and the elimination of the MeadWestvaco LIFO reserve.

Capital expenditures were $67 million for the eight months ended December 31, 2005 and were $84 million for the full year ended December 31, 2005. Capital expenditures for 2006 are expected to be approximately $90 million and are expected to consist of maintenance capital projects, environmental projects and capital improvements, such as a paper machine rebuild at our mill in Escanaba, Michigan. Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements. In connection with compliance with environmental laws and regulations we expect to incur capital expenditures of $18 million in 2006 and $27 million in 2007 in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements. We anticipate that environmental compliance will continue to require increased capital expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures. We expect to fund our capital expenditures from cash flows from operations and our existing revolving senior secured credit facility.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of December 31, 2005:

(in millions) Contractual Obligations	Total	2006	2007-08	2009-10	There- after
Long-term debt (1)	$1,569	$8	$16	$237	$1,308
Interest expense (2)	857	139	276	269	173
Operating leases	14	6	5	2	1
Fiber supply agreements (3)	601	50	98	98	355
Information technology/human resources agreement (4)	173	33	55	54	31
Purchase obligations	37	35	2	—	—
Landfill closure costs	9	—	—	—	9
Total	$3,260	$271	$452	$660	$1,877

Other Commercial Commitments
Standby letters of credit (5)	24	24	—	—	—
Total	$24	$24	$—	$—	$—

(1)          Amounts shown represent scheduled maturities and do not take into account any acceleration of indebtedness resulting from mandatory payments required for events such as asset sales or under the excess cash flows provisions.

(2)          Amounts include contractual interest payments using the interest rates as of December 31, 2005 applicable to our variable-rate debt and stated fixed interest rate for fixed-rate debt.

(3)          The contractual commitments consist of minimum required expenditures to be made pursuant to the fiber supply agreements.

(4)   The contractual commitments listed in this table with regard to the outsourcing of our information technology and human resources services agreement with Accenture consist of the minimum required expenditures under our agreement with Accenture.

(5)          We are required to post letters of credit or other financial assurance obligations with our energy and other suppliers.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

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

Pension and postretirement obligations. Assumptions used in the determination of pension expense and postretirement benefit expense, including the discount rate, the expected return on plan assets and increases in future medical costs, are evaluated by management, reviewed with the plans’ actuaries annually and updated as appropriate. Actual asset returns and medical costs that are more favorable than assumptions can have the effect of lowering expense and conversely, actual results that are less favorable than assumptions could increase expense and future cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods. Unrecognized prior service cost and actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

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

Recently Issued Accounting Standards

In July 2005, the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company, L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. This issue is effective for fiscal years beginning after December 15, 2005 (as of January 1, 2006 for us). This Statement will require that we consolidate the limited partnership as of January 1, 2006, but it is not expected to have a material effect on our financial position, results of operations, or compliance with our debt covenants.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We issued fixed- and floating-rate debt in financing the acquisition, in order to manage our variability to cash flows from interest rates. As of December 31, 2005, $1,019 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities and our floating-rate senior secured notes due 2012. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at December 31, 2005 would be $10 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at December 31, 2005, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $6 million.

Commodity Price Risk

As of May 2, 2005, we entered into a commodity basket option contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. The design of the contract was such that it is expected to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in fair value of the contract. As we account for this contract at fair value with changes recorded as other income (expense), we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of $47 million at December 31, 2005.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Successor
NewPage Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005
Consolidated Statement of Operations for the eight months ended December 31, 2005
Consolidated Statement of Stockholder’s Equity for the eight months ended December 31, 2005
Consolidated Statement of Cash Flows for the eight months ended December 31, 2005
Notes to Consolidated Financial Statements

Predecessor
Printing and Writing Papers Business (A Business of MeadWestvaco Corporation):
Report of Independent Registered Public Accounting Firm
Combined Balance Sheet as of December 31, 2004
Combined Statements of Operations for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003
Statements of Changes in Combined Equity for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003
Combined Statements of Cash Flows for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003
Notes to Combined Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of NewPage Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NewPage Corporation and its subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the eight months ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
March 24, 2006

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

Dollars in millions

ASSETS
Cash and cash equivalents	$1
Accounts receivable, net of allowance for doubtful accounts of $4	233
Inventories (Note D)	437
Other current assets	22
Total current assets	693

Property, plant and equipment, net (Note E)	1,414
Intangibles and other assets (Note F)	195
TOTAL ASSETS	$2,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$184
Accrued expenses (Note H)	135
Current maturities of long term debt (Note I)	8
Total current liabilities	327

Long-term debt (Note I)	1,555
Other long-term obligations	57
Deferred income taxes (Note J)	16

Commitments and contingencies (Note N)

STOCKHOLDER’S EQUITY
Common stock, 100 shares authorized, issued and outstanding, $0.01 per share par value	—
Additional paid-in capital	399
Accumulated deficit	(57)
Accumulated other comprehensive income	5
Total stockholder’s equity	347
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,302

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

Eight Months Ended December 31, 2005
Net sales	$1,564

Cost of sales	1,418
Selling, general and administrative expenses	79
Interest expense (including $17 for amortization of debt issuance costs and debt discount and write-off of bridge financing costs)	111
Other (income) expense, net (Note G)	17

Income (loss) before taxes	(61)

Income tax benefit	(4)

Net income (loss)	$(57)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

					Accumulated
			Additional		Other	Comprehensive
	Common Stock		Paid-in	Accumulated	Comprehensive	Income
	Shares	Amount	Capital	Deficit	Income	(Loss)
Issuance of common stock	100	$—	$394	$	$
Net income (loss)				(57)		$(57)
Additional capital contribution by Escanaba Timber (Note O)			4
Change in unrealized gain on cash-flow hedges, net of tax of $3					5	5
Equity award expense			1
Balance at December 31, 2005	100	$—	$399	$(57)	$5	$(52)

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(57)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs	17
Unrealized loss on option contracts	25
Deferred income taxes	(4)
LIFO effect	10
Investees—earnings and distributions	5
Equity award expense	1
Change in operating assets and liabilities:
Accounts receivable	(37)
Inventories	19
Other operating assets	(17)
Accounts payable	57
Accrued expenses and other liabilities	51
Net cash provided by operating activities	169

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,974)
Capital expenditures	(67)
Cash paid for option contracts	(73)
Net cash used in investing activities	(2,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions	441
Proceeds from issuance of long-term debt and initial draw of revolver	1,694
Payment of debt issuance costs	(58)
Payments of long-term debt	(2)
Net borrowings (payments) on revolving credit facility	(129)
Net cash provided by financing activities	1,946

Net increase in cash and cash equivalents and cash and cash equivalents at end of period	$1

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$67
Non-cash transaction—Issuance of NewPage Holding PIK Notes to MeadWestvaco Corporation as consideration	$100

See notes to consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EIGHT MONTHS ENDED DECEMBER 31, 2005

Dollars in millions

A.                                                            BASIS OF PRESENTATION

NewPage Corporation and its subsidiaries are engaged in the manufacturing, marketing and distribution of coated, carbonless and uncoated papers, which are manufactured at five mills in the United States. The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. We account for our equity investee using the equity method of accounting. All intercompany transactions and balances have been eliminated. Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “NewPage” refer to NewPage Corporation and its consolidated subsidiaries.

B.                                                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and assumptions

The preparation of these combined financial statements required management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of credit risk

We are potentially subject to concentrations of credit risk related to our accounts receivable. The majority of the accounts receivable are with paper merchants and printers. We limit our credit risk by performing ongoing credit evaluations, and when deemed necessary, requiring letters of credit, guarantees or collateral. For the eight months ended December 31, 2005, sales to our largest customer were 18% of net sales. Accounts receivable at December 31, 2005, relating to this customer were 18% of accounts receivable, net. Our ten largest customers accounted for 51% of our net sales for the eight months ended December 31, 2005.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method.

Property, plant and equipment

Owned assets are recorded at cost. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. The cost of plant and equipment is depreciated utilizing the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment.

Impairment of long-lived assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Capitalized software

Capitalized software is included in other assets and is amortized using the straight-line method over the estimated useful lives of 4 to 10 years. We record software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Derivative financial instruments

We use derivative financial instruments primarily to manage our exposure to changes in interest rates. Interest rate swap contracts are accounted for as cash-flow hedges with changes in fair value recorded as a component of other comprehensive income. The intrinsic portion of interest rate cap contracts are accounted for as cash-flow hedges, with changes in fair value attributed to intrinsic value recorded as a component of other comprehensive income and any change in fair value attributed to time value recorded currently in interest expense. Other comprehensive income (loss) is reclassified into current period earnings when the hedged transaction affects earnings. We also have a purchased basket option contract on a mix of natural gas, market pulp and the Euro designed to help protect against decreases in the North American prices of coated paper. The basket option contract is accounted for at fair value with changes in the fair value of the contract recorded in other (income) expense. The fair value for a purchased derivative financial instrument is based on the amount we could receive from the counterparty to settle the instrument.

Fair value of financial instruments

At December 31, 2005, the book value of long-term debt was $1,563 and the fair value was $1,544. The fair value of long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities. The fair value and carrying amount of the interest rate swaps was a receivable of $8 at December 31, 2005. The fair value and carrying amount of the interest rate cap was a receivable of $2 at December 31, 2005. The fair value and carrying amount of the basket option contract was a receivable of $47 at December 31, 2005. The fair values of the interest rate swaps and cap and the basket option contract were based on quotes from brokers. At December 31, 2005, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.

Environmental

Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Landfills and other asset retirement obligations

We follow SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, in accounting for costs related to the closure and post-closure monitoring of our owned landfills. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies the accounting for conditional asset retirement obligations in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. We adopted this Statement as of December 31, 2005. As of the adoption date this Statement did not have a material effect on our financial position, results of operations, or compliance with our debt covenants.

Revenue recognition

We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. For sales made under consignment programs, revenue is recognized in accordance with the terms of the contract. We provide allowances for estimated returns and other customer credits such as discounts, returns and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales.

Income taxes

Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize the deferred tax assets in the future.

Stock compensation

Effective as of the acquisition, we adopted SFAS No. 123 (Revised), Share-based Payment. SFAS No. 123R requires that all equity awards to employees be expensed over the vesting period of the award. In accordance with SFAS No. 123R, we have not recorded unvested equity interests as paid-in capital.

C.                                                            ACQUISITION AND RELATED TRANSACTIONS

On May 2, 2005, NewPage and subsidiaries funded the acquisition of the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation (“MeadWestvaco”) (the “acquisition”), which was deemed to have been completed on April 30, 2005. On January 14, 2005, our indirect parent, Escanaba Timber LLC (“Escanaba Timber”), and MeadWestvaco entered into an equity and asset purchase agreement (the “purchase agreement”) pursuant to which we and our subsidiaries acquired the printing and writing papers group of MeadWestvaco. The purchase agreement and related documents contemplated the occurrence of the following events (collectively, the “Transactions”):

•    Escanaba Timber contributed $415 of cash equity, as an investment in common stock, to NewPage Holding Corporation (“NewPage Holding”).

•    NewPage Holding issued $100 of NewPage Holding PIK notes to MeadWestvaco as part of the consideration and an additional $25 of NewPage Holding PIK notes for cash. NewPage Holding contributed the net cash proceeds from the NewPage Holding PIK notes and the $415 of cash contributed by Escanaba Timber to NewPage, as an investment in the common stock of NewPage.

•    NewPage entered into two senior secured credit facilities, consisting of a $750 senior secured term loan and a $350 senior secured asset-based revolving credit facility.

•    NewPage issued $225 of floating rate senior secured notes due 2012 and $350 of 10% senior secured notes due 2012.

•    NewPage issued $200 of 12% senior subordinated notes due 2013.

•    NewPage paid approximately $2,060 for MeadWestvaco’s Printing and Writing Papers Group, excluding fees and expenses, of which $1,960 was paid in cash and $100 was paid in the form of NewPage Holding PIK notes.

The consolidated balance sheet in these financial statements include the assets acquired and liabilities assumed of MeadWestvaco’s printing and writing papers business and reflect an allocation of purchase price based on fair values at the date of acquisition. The acquisition of the printing and writing papers business by NewPage and the timber business by our parent, Escanaba Timber, were acquired under one purchase agreement. The allocation of the purchase price to each entity was made in proportion to each entity’s share of the fair value of the total assets acquired and not based on the individual entity’s issuance of consideration to MeadWestvaco. The resulting purchase price allocated to NewPage is less than the sum of the payments made through NewPage to MeadWestvaco because the relative fair value of the assets acquired by NewPage to the fair value of the total assets acquired was in a different proportion than the payments made by NewPage and Escanaba Timber. This difference is recorded as a reduction of $129 from the cash capital contribution from Escanaba Timber and a corresponding reduction in the value allocated to long-term assets. The following shows the reconciliation of the purchase price paid by NewPage to the net purchase price allocation allocated to NewPage:

Cash paid for acquisition disclosed in statement of cash flows	$1,974
NewPage Holding PIK notes issued to MeadWestvaco (net of discount)	86
Total paid for acquisition	2,060
Excess of cash contributed from Escanaba Timber over fair value of assets acquired	(129)
Net purchase price allocated	$1,931

A summary of the purchase price allocated to NewPage for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below.

Accounts receivable	$198
Inventory	466
Other current assets	3
Property, plant and equipment	1,442
Intangible assets	26
Other assets	68
Total assets acquired	2,203
Accounts payable	(126)
Other current liabilities	(86)
Other long-term obligations	(60)
Total liabilities assumed	(272)
Net purchase price allocated	$1,931

The following table summarizes selected unaudited pro forma consolidated statements of operations data of the predecessor for the years ended December 31, 2005 and 2004 as if the acquisition had been completed at the beginning of the year.

Unaudited pro forma financial data	2005	2004
Net sales	$2,280	$2,176
Net loss	(72)	(344)

This selected unaudited pro forma consolidated financial data is included only for the purposes of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on such date. Moreover, this information does not necessarily indicate what our future operating results will be. This information includes eight months of actual data in 2005 for the period subsequent to the date of the acquisition. For periods prior to the acquisition, the unaudited pro forma information includes allocations to the predecessor of certain expenses maintained by MeadWestvaco for periods after the date of the acquisition.

D.                                                            INVENTORIES

Inventories as of December 31, 2005, consist of:

Finished and in-process goods	$304
Raw materials	59
Stores and supplies	74
$437

If inventories had been valued at current costs, they would have been valued at $420 at December 31, 2005. During the eight months ended December 31, 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing at the acquisition date as compared with the cost of purchases, the effect of which increased cost of goods sold and net loss by approximately $1.

E.                                                              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2005, consist of:

Land and land improvements	$99
Buildings	115
Machinery and other	1,242
Construction in progress	50
1,506
Less: accumulated depreciation	(92)
$1,414

F.                                                              INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of December 31, 2005, consist of:

Commodity basket option contract	$47
Financing costs (net of accumulated amortization of $5)	42
Prepaid pension asset	43
Intangibles—
Customer relationships (net of accumulated amortization of $1)	25
Other	38
$195

Amortization expense was $9 for the eight months ended December 31, 2005. Amortization expense for the next five years is expected to be $14 in 2006, $14 in 2007, $14 in 2008, $11 in 2009 and $10 in 2010.

G.                                                            DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., as part of the Transactions and paid a premium of $72 for the contract, which was the fair value of the option at inception. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the eight months ended December 31, 2005, includes an unrealized loss of $25 determined based on the mark-to-market value of the option contract.

As of June 30, 2005, we entered into two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on a portion of our variable-rate debt. We entered into a $150 notional amount interest rate swap expiring June 2009 and a $150 notional amount interest rate swap expiring June 2010. We purchased a $150 notional amount interest rate cap with a cap rate of 4.50% that expires June 2008 for $1.

H.                                                            ACCRUED EXPENSES

Accrued expenses as of December 31, 2005, consist of:

Payroll and employee benefit costs	$48
Accrued interest	28
Accrued rebates and allowances	26
Other	33
$135

I.                                                                 LONG-TERM DEBT

In conjunction with the acquisition, we issued $1,694 of long-term debt on May 2, 2005. The initial balances and the balances as of December 31, 2005 are as follows:

	December 31, 2005	May 2, 2005
Revolving senior secured credit facility	$46	$175
Term loan senior secured credit facility	748	750
Floating rate senior secured notes	225	225
10% senior secured notes (face amount $350; effective interest rate of 10.25%)	346	346
12% senior subordinated notes (face amount $200; effective interest rate of 12.25%)	198	198
Total long-term debt, including current portion	1,563	1,694
Current portion of long-term debt	8	8
Long-term debt	$1,555	$1,686

We incurred $47 of financing fees related to the issuance of the above debt. In addition, we recognized an expense of $11 after the acquisition related to bridge financing commitment fees. We will amortize the remainder of the financing costs to interest expense over the terms of the related debt issues.

Principal payments on long-term debt for the next five years are payable as follows: $8 in 2006, $8 in 2007, $8 in 2008, $8 in 2009 and $230 in 2010.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a senior secured term loan of $750 and a senior secured revolving credit facility of $350. Subject to customary conditions, including the absence of defaults under the revolving facility, amounts available under the revolving facility may be borrowed, repaid and re-borrowed, including in the form of letters of credit and swing line loans, until the maturity date thereof. The revolving facility was partially utilized to fund the acquisition and pay related expenses, and may be utilized to fund our working capital, to fund permitted acquisitions and capital expenditures, and for other general corporate purposes. The availability under our revolving credit facility is reduced by our outstanding letters of credit, which totaled $24 at December 31, 2005. The amount of loans and letters of credit available to us pursuant to the revolving facility is limited to the lesser of $350 or an amount determined pursuant to a borrowing base. The borrowing base at any time will be equal to 85% of the book value of our and our subsidiaries’ eligible account receivables, plus the lesser of (i) 75% of the lower of cost or market value of our and our subsidiaries’ eligible inventory or (ii) 85% of the “net cost recovery percentage” of our and our subsidiaries’ eligible inventory, minus certain reserves established by the collateral agent under the revolving facility. The collateral agent has the right to change these advance rates under certain circumstances. The eligibility of accounts receivable and inventory for inclusion in the borrowing base is determined in accordance with certain customary criteria specified pursuant to the revolving facility. For purposes of the borrowing base, “net cost recovery percentage” is the percentage determined by dividing the amount that would be recovered in an orderly liquidation of the inventory, as determined from the most recent inventory appraisal conducted under the terms of the revolving facility, by the cost of the inventory covered by such appraisal. Based on availability under the borrowing base as of December 31, 2005, we had $242 of additional borrowing availability under the revolving senior secured credit facility. Unless terminated earlier, the revolving facility matures at May 1, 2010. Amounts outstanding under our revolving facility initially bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus an applicable margin (initially 1.00%), or (ii) LIBOR plus an applicable margin (initially 2.00%). Our weighted-average interest rate on the outstanding balance at December 31, 2005 was 6.82%. Certain customary fees are payable to the lenders and the agents under the senior secured credit facilities, including, without limitation, a commitment fee for our revolving facility based upon non-use of available funds and letter of credit fees and issuer fronting fees.

The senior term facility matures at May 1, 2011 and will amortize in 20 consecutive equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the senior term facility during the first five years thereof, with the balance payable in four equal quarterly installments in year six. The senior term facility is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (iii) 50% of the net cash proceeds of equity offerings; (iv) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the term facility); and (v) 75% of our excess cash flow, as defined in the senior secured credit facility (declining in stages to zero, in accordance with a leverage ratio test). The loans under the senior term facility bear interest, at our option, at a rate per annum equal to either: (i) the base rate plus 2.00%, or (ii) LIBOR plus 3.00%. Our weighted-average interest rate on the outstanding balance at December 31, 2005 was 7.56%.

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

In addition, under the senior term facility (and under the revolving facility to the extent that our unused borrowing availability under the revolving facility plus excess cash are below $40 for 10 consecutive business days), we are required to comply with specified financial ratios and tests, including a minimum interest and fixed charge coverage ratios, maximum senior and total leverage ratios and maximum capital expenditures.

Floating Rate and 10% Senior Secured Notes

We issued $350 face value of 10% senior secured notes and $225 of floating rate senior secured notes. The senior secured notes mature on May 1, 2012. Interest on the 10% senior secured notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2005. Interest on the 10% senior secured notes is computed on the basis of a 360-day year comprised of twelve 30-day months. Interest on the floating rate senior secured notes accrues at a rate per annum, reset quarterly, equal to LIBOR (4.25% at December 31, 2005) plus 6.25%. We pay interest on the floating rate senior secured notes quarterly, in arrears, on every February 1, May 1, August 1 and November 1.

The senior secured notes are secured on a second-priority basis by liens on all of the assets of the Company and the guarantors other than the collateral securing the revolving senior credit facility and the stock of our subsidiaries; are subordinated, to the extent of the value of the assets securing such indebtedness, to the senior secured credit facility; are senior in right of payment to our existing and future subordinated indebtedness, including the senior subordinated notes; and are jointly and severally unconditionally guaranteed by our domestic subsidiaries.

At any time prior to May 1, 2008, we may redeem up to 30% of the 10% senior secured notes at a redemption price of 110% with the net cash proceeds of one or more equity offerings by the Company or a contribution to the common equity capital of the Company from the net proceeds of one or more Equity Offerings by a direct or indirect parent of the Company. At any time prior to May 1, 2009, we may also redeem all or a part of the 10% senior secured notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, we may redeem all or a part of the 10% senior secured notes at an initial redemption price of 106%. At any time prior to May 1, 2008, we may redeem up to 30% of the floating rate senior secured notes at a redemption price of 100%, plus LIBOR on the date of redemption, plus 6.25% with the net cash proceeds of one or more Equity Offerings by the Company or a contribution to the common equity capital of the Company from the net proceeds of one or more Equity Offerings by a direct or indirect parent of the Company. On or after May 1, 2009, we may redeem all or a part of the floating rate senior secured notes at an initial redemption price of 103%. If a Change of Control occurs, each holder of senior secured notes has the right to require us to repurchase all or any part of that holder’s senior secured notes at 101% of the face value.

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

12% Senior Subordinated Notes

We issued $200 face value of senior subordinated notes that mature on May 1, 2013. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, including the senior secured notes and borrowings under the senior secured credit facilities. Interest on the senior subordinated notes accrues at the rate of 12.0% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2005. The senior subordinated notes are jointly and severally guaranteed by each of our domestic subsidiaries.

At any time prior to May 1, 2008, we may redeem up to 30% of the senior subordinated notes at a redemption price of 112% with the net cash proceeds of one or more equity offerings by the Company or a contribution to the common equity capital of the Company from the net proceeds of one or more equity offerings by a direct or indirect parent of the Company. At any time prior to May 1, 2009, we may also redeem all or a part of the senior subordinated notes at a redemption price equal to 100% plus a “make-whole” premium. On or after May 1, 2009, we may redeem all or a part of the senior subordinated notes at an initial redemption price of 106%. If a Change of Control occurs, each holder of the senior subordinated notes has the right to require us to repurchase all or any part of that holder’s senior subordinated notes at 101% of the face value.

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

J.                     INCOME TAXES

The principal current and noncurrent deferred tax assets and liabilities are as follows:

December 31,
2005
Deferred tax assets:
Intangible assets	$79
Compensation-related costs	23
Net operating loss carryforwards	9
Other accruals and reserves	16
Total deferred tax assets	127
Valuation allowance	(22)
Net deferred tax assets	105

Deferred tax liabilities:
Property, plant and equipment	(97)
Inventory	(6)
Other	(6)
Total deferred tax liabilities	(109)

Net deferred liability	$(4)

Included in the balance sheet:
Other current assets—deferred tax asset	$4
Noncurrent assets—deferred tax asset	8
Noncurrent net deferred tax liability	(16)
Net deferred liability	$(4)

The significant components of the income tax provision (benefit) are as follows:

Eight Months
Ended
December 31,
2005
Deferred:
U.S. federal	$(16)
State and local	(7)
Benefit for deferred income taxes	(23)
Valuation allowance	22
(1)
Allocation to other comprehensive income	3
Income tax (benefit)	$(4)

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

Eight
Months
Ended
December 31,
2005
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(21)
State and local income taxes, net of federal benefit	(5)
Valuation allowance	22
Income tax (benefit)	$(4)
Effective tax rate	6.3%

The federal net operating loss carryforward at December 31, 2005, was $21 and is available to reduce federal taxable income through 2025. For the period subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our current period loss and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $3 of tax expense to other comprehensive income and the corresponding offset as an allocation to tax benefit from operations.

K.                    EQUITY

In conjunction with the acquisition, we received an equity investment of $539 in common stock from our parent, NewPage Holding. We have 100 shares issued and outstanding of $0.01 par value common stock.

As discussed in Note C, the allocation of the purchase price to Escanaba Timber and NewPage was made in proportion to each entity’s share of the fair value of the total assets acquired and not based on the individual legal entity’s issuance of consideration to MeadWestvaco. Below is a reconciliation between the $539 equity investment and the amount recorded in additional paid-in capital:

Equity contribution from NewPage Holding	$539
Discount on NewPage Holding PIK notes issued to MeadWestvaco as consideration	(14)
Unvested restricted equity awards	(2)
Proceeds from capital contributions	523
Excess consideration contributed from Escanaba Timber over fair value of assets acquired	(129)
Proceeds from capital contributions in statement of stockholder’s equity	$394

Equity Awards

Certain members of our management and our chairman were granted Class A Common Percentage Interests and Class B Common Percentage Interests of Maple Timber Acquisition LLC (our ultimate parent) (the “Management Interests”) relating to our business. The equity interests of Maple Timber Acquisition LLC are classified into two separate series: one relating to our business and one relating to the business of Escanaba Timber. The series of equity interests relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests and Preferred Percentage Interests. The Class A and Class B Common Percentage Interests participate in distributions only after holders of the Preferred Percentage Interests have received a return of their capital plus a preferred return thereon. Additionally, the Class B Common Percentage Interests will participate in the equity of our business only after the Class A Common Percentage Interests have received $200 in distributions. Of the Management Interests, 50% will vest over time; 20% vesting at the close of the acquisition, 40% vesting at December 31, 2006 and the other 40% vesting at December 31, 2007. The other 50% of the Management Interests will vest only if performance targets are met during 2006 and 2007. All Management Interests will vest only to the extent the employee remains employed by us on each vesting date or, if our chairman remains chairman of our company on each vesting date. However, all Management Interests will automatically vest upon a “change of control” or an “initial public offering.” The fair value of the restricted Management Interests granted to our members of management and our chairman totaled $2. We have recognized expense of $1 during the eight months ended December 31, 2005, and will recognize the additional compensation expense over the vesting periods with the offset recorded as an increase in additional paid-in capital. Furthermore, certain other members of our management were issued options to purchase Class A Common Percentage Interests that only vest upon the occurrence of a “change of control” or an “initial public offering.” These options expire after ten years from the date of issuance.

L.                    BUSINESS SEGMENTS

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

The segments are measured on earnings before interest, taxes and certain other (income) expenses that are corporate items. Sales between the segments are transacted based on market prices. We have no operations or long-lived assets outside of the United States. We had export sales of $166 for the eight months ended December 31, 2005.

Selected information by segment for the eight months ended December 31, 2005, is as follows:

	Carbonless	Coated
	Paper	Paper
	System	System	Total
Net sales	$283	$1,281	$1,564
Segment operating profit	3	70	73
Segment depreciation and amortization	—	99	99
Capital expenditures	5	62	67

The following is a reconciliation of the segment operating profit reported above to the amount of income (loss) before taxes reported in the consolidated financial statements:

Eight
Months
Ended
December
31, 2005
Segment operating profit	$73
Interest expense	(111)
Other income	2
Unrealized gain (loss) on option contracts	(25)
Income (loss) before taxes	$(61)

December
31, 2005
Segment assets:
Coated Paper System	$1,992
Carbonless Paper System	145
Corporate	165
Total	$2,302

M.                   RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

At the acquisition we assumed certain retirement obligations for active hourly employees and received related retirement plan assets. Plan assets were measured as of September 30, 2005. We do not expect to contribute to the plan during 2006 as a result of the overfunded status of the plan.

At the acquisition we assumed certain postretirement health care obligations for active employees. We provide health care benefits for retirees prior to their reaching age 65. We fund the postretirement health care benefits on a pay-as-you-go basis so that our contributions are equal to the benefits paid to participants. For 2006, we expect the required employers’ contribution to be $1.

We also sponsor defined contribution plans for certain employees, which provide for company contributions of a specified percentage of each employee’s total compensation. Certain of these plans include a discretionary profit-sharing component that varies depending on the achievement of certain objectives. During the eight months ended December 31, 2005, we incurred expenses of $12 for contributions to the defined contribution benefit plans.

The funded status of the defined benefit plans at December 31, 2005, were as follows:

		Post-
	Retirement	retirement
	Plan	Plan
Obligations assumed from acquisition	$259	$29
Service cost	8	1
Interest cost	9	1
Benefits paid	(5)	—
Plan amendments	2	—
Actuarial (gains) losses	(19)	(1)
Benefit obligation at end of period	254	30

Fair value of plan assets acquired	303	—
Return on plan assets	7	—
Benefits paid	(5)	—
Fair value of plan assets at end of period	305	—
Funded status	51	(30)
Unrecognized prior service cost	2	—
Unrecognized net actuarial (gains) losses	(10)	(1)
Prepaid asset (accrued liability)—long-term asset (liability)	$43	$(31)
Weighted-average assumptions:
Discount rate	5.71%	5.30%
Long-term rate of return on plan assets	7.40%	—

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments.

We have invested plan assets in a mix of equity securities and debt securities. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 7% to 11% over the long-term, while debt securities are expected to return between 4% and 6%. The Committee expects that the Plan’s asset managers will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices. The following is schedule of the investment allocation at September 30, 2005, and the expected returns by security type:

		Plan	Weighted-
	Target	Asset	Average
	Allocation	Allocation	Return
Equity securities	70%	71%	7.70%
Debt securities	27	26	5.20
Other	3	3	4.30
Total	100%	100%	7.40%

Plan assets will be managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of Plan equity investments will be to invest in well-diversified portfolios of domestic and international stocks. The role of fixed income investments will be to invest in well-diversified portfolios of debt instruments that the average weighted duration should not exceed the duration of the Lehman Brothers Aggregate Index by more than two years. The Committee will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary.

The postretirement benefit plan utilized a weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 12.0% for 2006 and decreasing 1.0% per year to an ultimate trend rate of 5.0% in 2013 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $2 at December 31, 2005, and the interest and service cost would have been less than $1 higher for the year ended December 31, 2005. A one percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated benefit obligation by $2 at December 31, 2005, and the interest and service cost would have been less than $1 lower for the year ended December 31, 2005.

A summary of the components of net periodic costs for the eight months ended December 31, 2005, is as follows:

		Post-
	Retirement	retirement
	Plan	Plan
Service cost	$8	$1
Interest cost	9	1
Expected return on plan assets	(16)	—
Net periodic costs	$1	$2
Weighted-average assumptions:
Discount rate	5.25%	5.25%
Long-term rate of return on plan assets	8.00%	—

Future benefit payments for the plans for each of the next five years and for the five years thereafter are expected to be paid as follows:

		Post-
	Retirement	retirement
	Plan	Plan
2006	$12	$1
2007	13	1
2008	16	2
2009	18	3
2010	19	3
2011 though 2015	113	22

N.                    COMMITMENTS AND CONTINGENCIES

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

Commitments

We are party to fiber supply agreements whereby we are entitled to purchase minimum volumes of wood at market prices for periods through 2026, with renewal periods at our option. We are required to purchase minimum levels and have optional volumes that we can purchase under some of the agreements. The agreements include limitation of damages sections under which our maximum potential damages for default are based on a price per ton of wood not delivered, unless the failure is the result of a force majeure event that would have prevented either party from performing its obligations. The aggregate maximum amount of potential damages declines from approximately $23 per year in 2006 and totals an aggregate of $292 for all periods. These contracts are assignable by either party with mutual consent.

On August 31, 2005, we entered into a Master Services Agreement with Accenture LLP. Under the agreement, Accenture will provide information technology services necessary to support our operations through January 31, 2012 and human resources services necessary to support our operations through January 31, 2013, at specified monthly base prices (with incremental charges for additional services provided) plus transition charges. The information technology services include development, maintenance and support of our software, mainframe, server, managed network and application management systems. Accenture is also obligated to support and maintain third-party software and hardware currently used in our operations. The human resource services include maintenance and support of employee benefits, payroll and tax services. The base price for services under the agreement is approximately $30 annually. We may terminate the agreement after two years by providing Accenture at least 12 months prior notice and payment of a termination fee, which varies depending on the termination date, but not to exceed $15 for termination of the information technology services and $3 for termination of the human resources services. Additionally, Accenture may immediately terminate the agreement in the event that we materially breach any of our duties and/or obligations under the agreement and fail to cure such breach within 30 days. In addition, if Accenture fails to perform its services at or above fixed service levels, we have the ability to terminate the information technology services portion of the agreement.

Operating Leases

The Company leases certain buildings, transportation equipment and office equipment under operating leases with terms of one to 10 years. Rental expense for the eight months ended December 31, 2005 was $8. The following is a schedule by year of future annual minimum lease payments under non-cancelable operating leases as of December 31, 2005:

2006	$6
2007	4
2008	1
2009	1
2010	1
Thereafter	1
$14

O.                    RELATED PARTY TRANSACTIONS

At the time of the acquisition, we entered into fiber supply agreements with our indirect parent, Escanaba Timber LLC, whereby we were entitled to purchase wood fibers from them at prevailing market rates. During the eight months ended December 31, 2005, we made purchases of $22 from them. In addition, we provide certain management services to them, including human resources, information technology and accounting. Our billings to them for these services were not significant. As of December 31, 2005, Escanaba Timber has sold substantially all of its timberlands. The acquirers have assumed the commitments under the fiber supply agreements and we have negotiated certain revisions to the agreements. We received $4 for changes made to a fiber supply agreement in conjunction with one of Escanaba Timber’s dispositions. We have accounted for this payment as an additional capital contribution from Escanaba Timber.

We are the general partner and have a 30% interest in Rumford Cogeneration Company, L.P., a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill. Sales of byproducts and charges for management services to the limited partnership were $36 for the eight months ended December 31, 2005. Purchases from the limited partnership were $32 for the eight months ended December 31, 2005. Distributions received from the limited partnership were $8 for the eight months ended December 31, 2005.

Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. We reimbursed Cerberus at the time of the acquisition of our business from MeadWestvaco for $1 of costs and expenses incurred in connection with the Acquisition on our behalf by Cerberus. We have normal purchases and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are at arms’ length terms and are not material to our results of operations or financial position. An affiliate of Cerberus was paid a fee by Escanaba Timber in connection with the Transactions.

P.                    SUBSEQUENT EVENTS

On January 7, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, entered into a definitive agreement with Brascan Power Inc. to sell two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine, for a cash sales price of $144. The transaction is expected to close in the second quarter of 2006. We have classified these assets as held and used as of December 31, 2005 as approval for the sale did not occur prior to December 31, 2005. The major class of assets to be sold consists of property, plant and equipment with a book value of approximately $80.

On February 21, 2006, we entered into a definitive agreement to sell our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio to P.H. Glatfelter Company for a cash sales price of $80, subject to a working capital adjustment. The transaction is expected to close in the first half of 2006. We have continued to classify the assets as held and used at December 31, 2005 as approval for the sale did not occur prior to December 31, 2005. The following shows the approximate book value of the major classes of assets and liabilities as of December 31, 2005 that will be disposed of as part of the sale:

Accounts receivable	$43
Inventory	94
Other current assets	2
Property, plant and equipment	6
Prepaid pension asset	10
Total assets	155
Accounts payable	(22)
Other current liabilities	(28)
Other long-term obligations	(3)
Total liabilities	(53)
Net assets	$102

Q.                    RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2005, the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company, L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. This issue is effective for fiscal years beginning after December 15, 2005 (as of January 1, 2006 for us). This Statement will require that we consolidate the limited partnership, but it is not expected to have a material effect on our financial position, results of operations, or compliance with our debt covenants.

* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To MeadWestvaco Corporation

In our opinion, the accompanying combined balance sheet and the related combined statements of operations, changes in combined equity and cash flows present fairly, in all material respects, the financial position of the Printing and Writing Papers Business of MeadWestvaco Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for the four months ended April 30, 2005 and each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
December 16, 2005

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED BALANCE SHEET

Dollars in millions

December 31,
2004
ASSETS
Accounts receivable, net	$200
Inventories	321
Other current assets	20
Total current assets	541

Property, plant and equipment, net	2,033
Other assets, net	73
$2,647

LIABILITIES AND COMBINED EQUITY
Accounts payable	$123
Accrued expenses	144
Total current liabilities	267

Long-term debt	145
Other long-term obligations	16
Deferred income taxes	506

Commitments and contingencies

Combined equity	1,713
$2,647

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS

Dollars in millions

	Four
	Months
	Ended	Years ended
	April 30,	December 31,
	2005	2004	2003
Net sales (including sales to related parties of $10, $30 and $30)	$716	$2,176	$1,989

Cost of sales	673	2,145	1,995
Selling, general and administrative expenses	39	129	136
Goodwill impairment	—	238	—
Interest expense, including loss on defeasance of debt of $18 in 2005	21	9	10
Other income, net	(2)	(6)	(7)

Loss before income taxes	(15)	(339)	(145)
Income tax benefit	(7)	(38)	(51)

Net loss	$(8)	$(301)	$(94)

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

STATEMENTS OF CHANGES IN COMBINED EQUITY

Dollars in millions

EQUITY
BALANCE, DECEMBER 31, 2002	$2,199

Net loss for the year ended December 31, 2003	(94)
Transactions with MeadWestvaco Corporation, net	23

BALANCE, DECEMBER 31, 2003	2,128

Net loss for the year ended December 31, 2004	(301)
Transactions with MeadWestvaco Corporation, net	(114)

BALANCE, DECEMBER 31, 2004	1,713

Net loss for the four months ended April 30, 2005	(8)
Payment by MeadWestvaco Corporation to defease long-term debt	162
Transactions with MeadWestvaco Corporation, net	16

BALANCE, APRIL 30, 2005	$1,883

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

Dollars in millions

	Four
	Months
	Ended	Years ended
	April 30,	December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(8)	$(301)	$(94)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76	230	236
Deferred income taxes	(7)	(38)	(50)
Loss on sales of assets, net	—	5	2
Investee—earnings and distributions	1	9	9
Impairment of goodwill and long-lived assets	—	238	—
Loss on defeasance of debt	18	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3)	10	(9)
Inventories	(59)	48	(33)
Other current assets	(3)	(4)	(5)
Other assets	(2)	(5)	(7)
Accounts payable	4	43	10
Accrued expenses	(16)	1	(15)
Other liabilities	1	4	6
Net cash provided by operating activities	2	240	50

Cash flows from investing activities
Additions to property, plant and equipment	(17)	(88)	(78)
Proceeds from sale of property, plant and equipment	—	1	2
Net cash used in investing activities	(17)	(87)	(76)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	12
Repayment of long-term debt	—	(39)	(9)
Net transactions with MeadWestvaco Corporation	15	(114)	23
Net cash (used in) provided by financing activities	15	(153)	26

Increase (decrease) in cash and cash equivalents	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

Dollars in millions

A.                    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

These combined financial statements present the historical results of the Printing and Writing Papers Business, which is sometimes referred to as the Coated and Carbonless Papers Group (the “Business”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005. The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that will not be purchased. The Business is engaged in the manufacturing, marketing and distribution of coated, uncoated and carbonless papers, which are manufactured at five domestic mills. MeadWestvaco will retain certain assets and liabilities related to the Business (included within these financial statements). These include certain tax receivables and certain liabilities for environmental and employee matters, including the environmental matters discussed in Note M. These amounts are not material in regard to the Business’ financial position.

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

B.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and assumptions

The preparation of these combined financial statements required management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of credit risk

The financial instruments that potentially subject the Business to concentrations of credit risk are accounts receivable. The Business limits its credit risk by performing ongoing credit evaluations, and when deemed necessary, requiring letters of credit, guarantees, or collateral. The majority of the Business’s accounts receivable are with paper merchants and printers.

For the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003, the Business’s sales to its largest customer was 18%, 17% and 15% of net sales, respectively. Accounts receivable at December 31, 2004 relating to this customer was 15% of accounts receivable, net.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost method.

Property, plant and equipment

Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. The cost of plant and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment.

Impairment of long-lived assets

The Business periodically evaluates whether current events or circumstances indicate that the carrying value of its long-lived assets, including intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Business reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Goodwill

The Business has classified as goodwill the excess of the acquisition cost over the fair values of the net tangible and intangible assets of businesses acquired. These financial statements included the applicable portion of goodwill associated with Papers business subsequent to and created by the merger of Mead and Westvaco. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis unless conditions arise that would require a more frequent evaluation. See footnote E for further information.

Capitalized software

Capitalized software is included in other assets and is amortized using the straight-line method over the estimated useful lives of 2 to 8 years. The Business records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Environmental

Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

Landfills

The Business follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

Revenue recognition

The Business recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the Business’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The Business provides allowances for estimated returns and other customer credits such as discounts, returns and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales.

Interest Expense

Included in these combined financial statements are amortization of deferred financing cost and interest expense of long-term debt specifically related to the Business facilities. MeadWestvaco has not historically allocated corporate interest cost to its segments and none of that interest cost has been allocated within these financial statements.

Pension and postretirement benefits

The employees of the Business are participants in various defined benefit pension and postretirement plans sponsored by MeadWestvaco and the assets and liabilities are combined with those related to other MeadWestvaco businesses. Similarly, MeadWestvaco manages its domestic postretirement benefit plans on a combined basis and claims data and liability information related to the Business is aggregated and combined, by plan, with those related to other MeadWestvaco businesses. As a result, no assets or liabilities are reflected on the Business’s combined balance sheet and pension and postretirement expense for the Business has been determined on a multi-employer plan basis.

Pension costs recorded by the Business with respect to the defined benefit pension plans for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003 were $7, $20 and $19.

The employees of the Business are also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco. Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options. MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003, the Business incurred expenses of $4, $11 and $11 for matching contributions to the defined contribution benefit plans.

Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees. MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were $18, $54 and $54 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

Income taxes

The Business historically is not an income tax payer, as its results and related tax obligations, if any, are included in the consolidated returns of MeadWestvaco. The income tax benefit included in these combined financial statements was calculated on a separate return basis, as if the Business was a separate taxpayer, and the resulting current tax benefit (liability) is settled with MeadWestvaco through equity. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. The Business evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future.

Stock options

The Business measures compensation cost for MeadWestvaco stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Business’s pro forma net loss would have been as follows:

	Four
	Months
	Ended	Years ended
	April 30,	December 31,
	2005	2004	2003
Net loss—as reported	$(8)	$(301)	$(94)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	—	1	—
Pro forma net loss	$(8)	$(302)	$(94)

Reclassification

The presentation of the earnings of the Business’ investee has been revised from previous presentations and reclassification of the Business’ share of the earnings of the partnership have been made to include the earnings in other income.

C.                    CURRENT ASSETS

Trade receivables have been reduced by an allowance for doubtful accounts of $4 at December 31, 2004. Receivables also include $8 from sources other than trade at December 31, 2004.

Inventories at December 31, 2004 are comprised of:

December 31,
2004
Raw materials	$53
Production materials, stores and supplies	68
Finished and in-process goods	200
$321

Approximately 81% of inventories at December 31, 2004 are valued using the LIFO method. If inventories had been valued at current cost, they would have been $368 at December 31, 2004. During 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2004 purchases, the effect of which decreased cost of goods sold by approximately $3 and decreased net loss by approximately $1.

D.                    PROPERTY, PLANT AND EQUIPMENT

Depreciation expense was $71, $215 and $219 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

December 31,
2004
Land and land improvements	$108
Buildings	291
Machinery and other	3,317
3,716
Less: accumulated depreciation	(1,703)
2,013
Construction in progress	20
$2,033

E.                     GOODWILL AND OTHER INTANGIBLE ASSETS

Unless otherwise deemed necessary by changes in circumstances, the Business performs its annual impairment review of goodwill during the fourth quarter of each year. In 2003, the year following the adoption of SFAS No. 142, no impairment charge was necessary. In 2004 the Business recorded an impairment charge of $238 (pre-tax and after-tax) as the carrying value of goodwill exceeded the fair value. This charge is included in Goodwill impairment in the accompanying combined statements of operations.

The changes in the carrying amount of goodwill for the years ended December 31 are as follows:

	Years ended
	December 31,
	2004	2003
Beginning balance	$244	$236
Adjustments(1)	(6)	8
Impairments	(238)	—
Ending balance	$—	$244

(1)   Reflects the adoption of SFAS No. 143 for former Mead-related landfills in 2003 and various contingencies related to uncertain tax matters in 2004 and 2003 related to the merger.

Intangible assets subject to amortization, included in other assets, include customer contracts and lists. The gross carrying amount for these identifiable intangible assets was $49 at December 31, 2004. Accumulated amortization associated with these identifiable intangible assets was $19 at December 31, 2004.

The Business recorded amortization expense of $2, $7 and $7 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003, relating to those identifiable intangible assets, subject to amortization.

F.                     OTHER ASSETS

December 31,
2004
Identifiable intangibles	$30
Capitalized software	20
Investment in Rumford Cogeneration Company, L.P.	15
Other miscellaneous	8
$73

Identifiable intangibles consist of arrangements whereby the Business is the exclusive supplier of certain products to customers. Certain arrangements include minimum purchase levels by customers, as well as required up-front and/or periodic payments by the Business to the customer over the life of the agreement. Terms of these arrangements range from two to nine years with a weighted average of eight years.

The Business recorded amortization expense of $2, $6 and $9 in the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003, relating to capitalized software.

The Business has a 30% interest in Rumford Cogeneration Company, L.P., a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill. Sales of byproducts and charges for management services from the Business to the limited partnership were $19, $51 and $50 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003. Purchases made by the Business from the limited partnership were $17, $47 and $45 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003. Distributions received from the limited partnership were $2, $12 and $12 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

G.                    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

December 31,
2004
Accounts payable:
Trade	$95
Other	28
$123
Accrued expenses:
Payroll and employee benefit costs	$82
Accrued rebates and allowances	27
Accrued energy	13
Other	22
$144

H.                    LONG-TERM DEBT

December 31,
2004
Pollution Control Revenue Bonds, 9.6%, due 2006	$3
Industrial Revenue Bonds:
Rates from 5.88%-6.45%, due 2018-2027	125
Floating rate, due 2009	17
Long-term debt	$145

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the four months ended April 30, 2005, is a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

During 2004, the Business retired $6 of fixed rate pollution control revenue bonds and $33 of floating rate pollution control revenue bonds. The fixed rate bonds had a weighted average coupon rate of 6%. The interest rate on the floating rate pollution control revenue bonds was fixed for an initial term to end on November 1, 2004 at a weighted average rate of 2.1%.

At December 31, 2004, the book value of long-term debt was $145, and the fair value was estimated to be $147. The difference between book value and market value is derived from the difference between the period-end market interest rate and the stated rate for the Business’s fixed-rate long-term debt. The Business has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Business for debt of similar terms and maturities. Certain covenants of MeadWestvaco are applicable to the debt of the Business. As of December 31, 2004, MeadWestvaco is in compliance with such covenants. All debt associated with the Business is uncollateralized and is guaranteed by MeadWestvaco.

I.                      LEASING ACTIVITIES

The Business leases a variety of assets for use in its operations. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Rental expense under operating leases was $6, $17 and $22 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

J.                     STOCK OPTION PLANS

Certain employees of the Business participate in MeadWestvaco’s stock option plans and receive MeadWestvaco’s restricted stock. Grants of stock options and other stock-based compensation awards are approved by the Compensation Committee of MeadWestvaco’s Board of Directors. The exercise prices of all options equal the market price of MeadWestvaco’s stock on the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights, with or without limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control and are exercisable after a period of six months to three years and expire not later than ten years from the date of grant. No new grants for stock appreciation rights were awarded to the employees of the Business in the periods presented.

Options to purchase 1.3 million MeadWestvaco shares issued to all participants of the plan (including Business employees) under MeadWestvaco’s 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price. Options granted with this feature are accounted for as a fixed award.

The following table summarizes activity in the plans as it relates to activity of employees of the Business:

		Weighted-
		average
		exercise
Shares of MeadWestvaco issuable under stock options, in thousands	Options	price
Outstanding at December 31, 2002	1,901	$28.82
Granted	253	24.00
Other Division options assumed	24	29.13
Other Division options removed	(18)	29.37
Exercised	(91)	21.88
Cancelled	(193)	27.52
Outstanding at December 31, 2003	1,876	28.60
Granted	106	28.59
Other Division options assumed	191	28.35
Other Division options removed	(19)	26.68
Exercised	(273)	25.40
Cancelled	(96)	24.75
Outstanding at December 31, 2004	1,785	28.86
Other Division options removed	(12)	28.05
Exercised	(265)	27.22
Cancelled	(18)	27.46
Outstanding at April 30, 2005	1,490	29.13

The following table shows various information about stock options outstanding at April 30, 2005 as it relates to activity of employees of the Business:

	Range of exercise prices
Shares in thousands	$24.00 – $25.84	$26.16 – $29.74	$30.24 – $40.46	Total
Number outstanding	225	717	548	1,490
Weighted average price	$24.48	$28.30	$32.12	$29.13
Weighted average remaining life (in years)	5.93	4.99	4.31	4.88
Number exercisable	172	655	522	1,349
Weighted average price	$24.63	$28.28	$32.16	$29.31

The Business applies APB No. 25 as amended, in accounting for MeadWestvaco’s plans. No stock option expense has been recorded in the periods presented as the option price is set at the market value of the underlying MeadWestvaco stock at the date of grant.

Assumptions used to calculate the pro forma effects of option grants in accordance with SFAS 123 were the following (see Summary of Significant Accounting Policies for pro forma disclosures):

	Years ended December 31,
	2004	2003
Weighted average fair value of options granted during the period using a binomial option pricing model	$7.67	$6.85
Weighted average assumptions used for grants:
Expected dividend yield	3.22%	3.83%
Expected volatility	32%	36%
Risk-free interest rate	3.29%	3.27%
Expected life of option (in years)	6	6

K.                    RESTRUCTURING AND OTHER MERGER-RELATED EXPENSES

Year ended December 31, 2004

As of December 31, 2004, substantially all of the approximate 690 originally affected employees from 2002, 2003 and 2004 had been separated.

Year ended December 31, 2003

For the year ended December 31, 2003, the Business recorded net pretax charges of $11 relating to asset write-downs and employee separation costs, of which $3 and $8 were recorded within cost of sales and selling, general and administrative expenses, respectively.

As part of the Business’s planned integration strategy and various restructuring activities, the Business incurred charges of $14 for the separation benefits to approximately 120 employees. As of December 31, 2004, all of the affected employees had been separated. In addition, in 2003 the Business sold a previously written-down facility. As a result of the sale of that facility, the Business recorded a gain of $2.

Summary of other restructuring charges, other than Westvaco and Mead merger related

The activity in the accrued restructuring balances related to all of the plans described above was as follows:

	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$3	$1	$4
Add: current charges in 2003	14	—	14
Less: payments in 2003	13	1	14
Balance of related accruals at December 31, 2003	4	—	4
Less: payments in 2004	3	—	3
Balance of related accruals at December 31, 2004	1	—	1
Less: payments	1	—	1
Balance of related accruals at April 30, 2005	$—	$—	$—

Westvaco and Mead Merger Related Restructuring

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. Costs associated with decommissioning the machines and most employee termination benefits for 347 employees totaled $23, of which $2 was for asset impairments.

Summary of Westvaco and Mead merger related restructuring

The activity in the accrued liability related to all of the plans described above was as follows:

	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$2	$3	$5
Less: payments in 2003	2	1	3
Balance of related accruals at December 31, 2003	—	2	2
Less: payments in 2004	—	1	1
Balance of related accruals at December 31, 2004 and April 30, 2005	$—	$1	$1

L.                    INCOME TAXES

Loss from continuing operations before income taxes was $(15), $(339) and $(145) in the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

The significant components of the income tax provision (benefit) are as follows:

	Four Months Ended April 30,	Years ended December 31,
	2005	2004	2003
Currently receivable—state and local	$—	$(1)	$(1)

Deferred:
U.S. federal	(6)	(34)	(51)
State and local	(1)	(3)	1
Benefit for deferred income taxes	(7)	(37)	(50)
Income tax (benefit)	$(7)	$(38)	$(51)

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to loss before taxes and taxes computed at the U.S. federal statutory rate:

	Four Months Ended April 30, 2005	Years ended December 31,
		2004	2003
Income tax benefit computed at the U.S. federal statutory rate of 35%	$(5)	$(119)	$(50)
State and local income taxes, net of federal benefit	(2)	(7)	(7)
Goodwill	—	83	—
Permanent differences	(1)	—	(1)
Provision to return adjustments	(1)	—	—
Valuation allowances	2	5	7
Income tax (benefit)	$(7)	$(38)	$(51)
Effective tax rate	47.8%	11.3%	35.4%

The principal current and noncurrent deferred tax assets and liabilities are as follows:

December 31, 2004
Deferred tax assets:
Employee benefits	$12
Net operating loss carryforwards	121
Other accruals and reserves	22
Total deferred tax assets	155
Valuation allowance	(12)
Net deferred tax assets	143

Deferred tax liabilities:
Depreciation and impairment	(601)
Inventory	(30)
Other	(15)
Total deferred tax liabilities	(646)

Net deferred liability	$(503)

Included in the balance sheet:
Other current assets - deferred tax asset	$3
Noncurrent net deferred tax liability	(506)
Net deferred liability	$(503)

The federal net operating loss carryforward at April 30, 2005 is approximately $270 and is available to reduce federal taxable income through 2024. The Business’s valuation allowance against deferred tax assets primarily relates to state tax net operating losses for which the ultimate realization of future benefits is uncertain. The amount of net operating loss carryforwards has been derived on a separate return basis as if the Business were a separate income tax payer. These amounts have been included in the consolidated income tax filings of MeadWestvaco and may be settled with MeadWestvaco through combined equity in a future period.

The Business has operations in several domestic tax jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. While actual results could vary, in management’s judgment the Business has adequate accruals with respect to the ultimate outcome of such audits.

M.                   ENVIRONMENTAL AND LEGAL MATTERS

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business. The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to a number of sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The Business regularly evaluates its potential liability at these various sites. At April 30, 2005, the Business has recorded liabilities of approximately $2 for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

N.                    BUSINESS SEGMENT INFORMATION

The Business’s principal business segments are Coated Paper System and Carbonless Paper System.

The Coated Paper System is engaged in the manufacturing, marketing and distribution of coated papers primarily used for commercial printing, magazines, catalogs, textbooks, and labels. The products in this segment include: coated papers, uncoated papers produced in Michigan & Kentucky, and market pulp production. This segment’s products are manufactured at four domestic mills and supported by multiple distribution and converting locations.

The Carbonless Paper System is engaged in the manufacturing, marketing and distribution of carbonless and technical papers used primarily for business forms. The products in this segment include: value-added carbonless papers, uncoated papers, and specialty papers. This segment’s products are manufactured at one domestic mill and one off-site coating facility.

The segments are measured on earnings before taxes, extraordinary items and cumulative effect of accounting changes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are transacted based on market prices. There are no operations, including long-lived assets, outside of the United States.

	Four Months Ended April 30, 2005	Years ended December 31,
		2004	2003
Export sales from the United States	$75	$216	$242

Financial information by business segment follows:

	Trade sales	Segment loss	Depr. and amort.	Capital expend- itures
Four Months Ended April 30, 2005
Coated Paper	$581	$(5)	$60	$14
Carbonless Paper	135	(10)	16	3
Total	$716	$(15)	$76	$17

Year ended December 31, 2004
Coated Paper	$1,779	$(300)	$182	$67
Carbonless Paper	397	(39)	48	21
Total	$2,176	$(339)	$230	$88

Year ended December 31, 2003
Coated Paper	$1,603	$(112)	$190	$68
Carbonless Paper	386	(33)	46	10
Total	$1,989	$(145)	$236	$78

December 31, 2004	Segment Assets
Coated Paper	$2,171
Carbonless Paper	476
Total	$2,647

A loss of $18 related to the defeasance of debt prior to the Acquisition is included in the Coated Paper segment loss for the four months ended April 30, 2005.

O.                    RELATED PARTY TRANSACTIONS

Transactions between the Business and other business segments of MeadWestvaco commonly occur in the normal course of business. In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $2, $6 and $7 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003. Sales to other MeadWestvaco business segments were $10, $30 and $30 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003. Purchases from other MeadWestvaco business segments were $1, $3 and $2 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $11, $42 and $53 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003.

In addition to the above, the Business shares facilities and related costs (utilities and services) with other business segments of MeadWestvaco. Costs charged by the Business to MeadWestvaco for shared facilities totaled $1, $3 and $3 for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003. These charges were based on estimates of actual usage for utilities and head count for other services and are recorded as a reduction of the related cost.

P.                    SUPPLEMENTAL CASH FLOW INFORMATION

	Four Months Ended April 30, 2005	Years ended December 31,
		2004	2003
Cash paid (received) by MeadWestvaco on behalf of the Business:
Interest	$3	$9	$11
Taxes	—	(1)	(1)
Non-Cash Transactions:
Payment by MeadWestvaco Corporation to defease long-term debt	162	—	—
Contribution of property, plant and equipment by MeadWestvaco Corporation	1	—	—

* * * * *

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended December 31, 2005. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages and a brief account of the business experience for the last five years of the directors and executive officers of NewPage as of March 15, 2006.

Name	Age	Position
Mark A. Suwyn	63	Chairman of the Board and interim Chief Executive Officer

John Sheridan	51	Director

Robert S. Silberman	48	Director

Jerome F. Tatar	59	Director

Lenard B. Tessler	53	Director

Michael S. Williams	56	Director

Alexander M. Wolf	31	Director

Steven E. Wynne	53	Director

Charles J. Aardema	47

Vice President, Human Resources and Communications since May 2005, prior to that Vice President, Human Resources for MeadWestvaco’s Papers Group since June 2004, prior to that Director, Human Resources for MeadWestvaco since February 2002, prior to that Director, Human Resources for the Mead Corporation since 1999

Daniel A. Clark	47

Chief Information Officer and Vice President of Order Management since May 2005, prior to that Vice President of Order Management for MeadWestvaco’s Papers Group since February 2002, prior to that Vice President of Order Management for the Mead Corporation Paper Division since 2000

Douglas K. Cooper	58

Vice President, General Counsel and Secretary since November 2005, prior to that a partner with Arent Fox PLLC since 2003, prior to that, Mr. Cooper was senior vice president of law for GDX automotive since 2001; prior to that he served as executive vice president, general counsel and secretary for Peregrine Incorporated since 1997

Matthew L. Jesch	41

Vice President and Chief Financial Officer since May 2005, prior to that Vice President of Finance and Strategy for MeadWestvaco’s Papers Group since February 2002, prior to that Vice President of Economics and Strategy for the Mead Corporation Paper Division

		since August 2001, prior to that Vice President of Information Technology and ERP for the Mead Corporation Paper Division since October 2000

George F. Martin	49

Vice President, Coated Operations since May 2005, prior to that Vice President, Operations of the Escanaba Mill of MeadWestvaco’s Papers Group since February 2003, prior to that Director of Integration for MeadWestvaco’s Papers Group since February 2002, prior to that Production Manager of the Luke Mill of Westvaco since 1997

James C. Tyrone	51

Senior Vice President, Sales and Marketing since May 2005, prior to that Senior Vice President, Sales and Marketing for MeadWestvaco’s Papers Group since February 2002, prior to that Vice President of Sales and Marketing for the Mead Corporation Paper Division since 1998

Mark A. Suwyn has been the chairman of NewPage Corporation’s board of directors and the board of directors of NewPage Holding, our direct parent, Escanaba Timber, our indirect parent, and Maple Timber Acquisition, our ultimate parent, since May 2005. Since March 2006, he has acted as interim chief executive officer of NewPage, NewPage Holding and Escanaba Timber. Mr. Suwyn was chairman and chief executive officer of Louisiana-Pacific Corporation from 1996 until his retirement in 2004. He serves as a board member of BlueLinx Holdings Inc. United Rentals Inc. and Ballard Power Systems Inc., where he served on the compensation committee of the board until March 1, 2006.

John Sheridan has been a member of the board of directors of NewPage, NewPage Holding and the paper series of Maple Timber Acquisition since August 2005. In February 2006, Mr. Sheridan was appointed chief executive officer of Ballard Power Systems Inc. after serving as interim chief executive officer since October 2005. Since 2003, Mr. Sheridan has served in various positions in Ballard Power Systems Inc. and served as the chairman of the board of Ballard Power Systems Inc. from June 2004 until February 2006. Mr. Sheridan served as the president and chief operating officer of Bell Canada from 2000 to 2003.

Robert S. Silberman has been a member of the board of directors of NewPage, NewPage Holding and Maple Timber Acquisition since August 2005. Mr. Silberman has been chairman of the board of Strayer Education, Inc. since February 2003, and chief executive officer of Strayer since March 2001 when he also began serving as a board member. He was Executive in Residence at New Mountain Capital, LLC from August 2000 to March 2001. He also serves on the board of directors of Covanta Holding Corporation.

Jerome F. Tatar has been a member of the board of directors of NewPage, NewPage Holding and Maple Timber Acquisition since August 2005. Mr. Tatar most recently served as chairman of the board of directors of MeadWestvaco Corporation from February 2002 to December 2002. Prior to that, Mr. Tatar served as chairman, chief executive officer and president of the Mead Corporation from 1997 to January 2002. He also serves on the board of directors of Robbins & Myers, Inc.

Lenard B. Tessler has been a member of the board of directors of NewPage, NewPage Holding and Maple Timber Acquisition since May 2005. Mr. Tessler is a managing director of Cerberus Capital Management, L.P., an affiliate, which he joined in May 2001. Prior to joining Cerberus, he was a founding partner of TGV Partners, a private investment partnership formed in April 1990. Mr. Tessler serves as a member of the board of directors of BlueLinx Holdings Inc. and Anchor Glass Container Corporation.

Michael S. Williams has been a member of the board of directors of NewPage, NewPage Holding and Maple Timber Acquisition since August 2005. Mr. Williams has been a managing director for Cerberus Capital Management, L.P. since October 2004. Mr. Williams was the President and CEO of WamNet Government Series Inc. from February 2002 through October 2004. From December 2000 through January 2002, Mr. Williams was President and General Manager of Systems & Technology for the Global Telecommunications Division of Lockheed Martin.

Alexander M. Wolf has been a member of the board of directors of NewPage, NewPage Holding, Escanaba Timber and Maple Timber Acquisition since May 2005. Mr. Wolf has been a managing director of Cerberus Capital Management, L.P. since March 2006, and was a Senior Vice President from April 2004 through February 2006 and a Vice President from December 2001 through March 2004. Mr. Wolf serves as a member of the board of directors of Anchor Glass Container Corporation.

Steven E. Wynne has been a member of the board of directors of NewPage, NewPage Holding and Maple Timber Acquisition since August 2005. Mr. Wynne has been the President and Chief Executive Officer of Sport Brands International Ltd. since March 2004. From April 2001 through March 2002, and from April 2003 through February 2004, Mr. Wynne was a partner in the Portland, Oregon, law firm of Ater Wynne LLP. Mr. Wynne served as Acting Senior Vice President and General Counsel of FLIR Systems, Inc. from April 2002 through March 2003. Mr. Wynne was formerly Chairman and Chief Executive Officer of eteamz, Inc. from June 2000 through January 2001. He also serves on the board of directors of FLIR Systems, Inc. and Planar Systems, Inc.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a compliance committee.

Our audit committee consists of John Sheridan and Jerome F. Tatar. As of December 31, 2005, both Mr. Sheridan and Mr. Tatar were independent directors. Mr. Sheridan serves as the chairman of the audit committee. Duties of the audit committee include: appointing or replacing independent accountants; meeting with our independent accountants to discuss the planned scope of their examinations, the adequacy of our internal controls and our financial reporting; reviewing the results of the annual examination of our financial statements and periodic internal audit examinations; reviewing and approving the services and fees of our independent accountants; monitoring and reviewing our compliance with applicable legal requirements; and performing any other duties or functions deemed appropriate by our board of directors.

Our compensation committee consists of Michael S. Williams, Robert S. Silberman, Mark A. Suwyn and Alexander M. Wolf. Mr. Williams serves as the chairman of the compensation committee. Duties of the compensation committee include administration of our stock option plans and approval of compensation arrangements for our executive officers.

Our compliance committee consists of Steven E. Wynne, Robert S. Silberman and Michael S. Williams. Mr. Wynne serves as the chairman of the compliance committee. Duties of the compliance committee include the oversight of our policies, programs and procedures to ensure compliance with relevant laws.

Compensation of Directors

Mr. Suwyn is a party to a consulting agreement with us pursuant to which he received a signing bonus of $697,500 at the completion of the acquisition and receives a fee of $500,000 per annum as compensation for serving as our chairman and the chairman of the board of NewPage Holding and Maple Timber Acquisition. If Mr. Suwyn is terminated as chairman or he terminates his chairmanship for any reason, he will be entitled to receive the portion of his annual fee accrued through the termination date.

Board members, other than Mr. Suwyn, who are not employees of NewPage Holding, NewPage or its subsidiaries receive an annual retainer of $50,000 plus certain additional amounts for attending meetings and serving as a member or chairman of a committee. Other than Mr. Suwyn and our independent directors, our directors do not receive additional consideration for serving as directors. All directors are entitled to reimbursement for travel and out-of-pocket expenses in connection with their attendance at board and committee meetings.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an audit committee financial expert serving on the audit committee. We began operations in May 2005 as a new company and began the process of recruiting appropriately qualified individuals to serve on our board. We are currently seeking to recruit an additional independent director, who would have expertise in finance and accounting, to serve on the audit committee as the audit committee financial expert.

Code of Ethics

We have adopted a code of ethics for all associates, including the chief executive officer, chief financial officer, controller and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at www.newpagecorp.com.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for our then chief executive officer and the four other most highly compensated executive officers of the Company at the end of 2005. The compensation amounts referred to below do not reflect participation in any MeadWestvaco stock-based incentive plan. The amounts for 2005 represent the sum of compensation paid by MeadWestvaco through April 30, 2005 and compensation paid by NewPage after that date. The amounts for prior years represent compensation paid by MeadWestvaco.

					Long Term
					Compensation (5)
				Other	Restr.		All
Name and		Annual Compensation		Annual	Stock	LTIP	Other
Principal Position	Year	Salary	Bonus (1)	Compensation (2)	Awards	Payouts	Compensation (3)
Peter H. Vogel, Jr. (4)	2005	$377,044	$520,108	$—	$547,500	$213,960	$34,696
President and Chief	2004	318,223	180,400	50,973	—	107,000	19,303
Executive Officer	2003	283,947	110,000	177,046	—	35,700	21,799

Charles J. Aardema	2005	187,567	125,592	—	63,876	—	19,262
Vice President,	2004	166,695	39,488	—	—	—	10,448
Human Resources and	2003	162,030	35,373	—	—	—	6,458
Communications

Daniel A. Clark	2005	225,844	278,825	—	127,750	—	19,680
Chief Information Officer	2004	213,033	50,501	20,975	—	—	10,021
and Vice President of	2003	212,301	15,181	49,702	—	—	11,122
Order Management

Matthew L. Jesch	2005	237,031	290,525	—	209,875	—	15,978
Vice President and	2004	203,773	62,000	13,225	—	—	9,751
Chief Financial Officer	2003	201,791	25,182	19,449	—	—	10,291

James C. Tyrone	2005	304,835	389,604	—	209,875	213,960	34,725
Senior Vice President,	2004	287,004	145,000	28,289	—	107,000	15,697
Sales and Marketing	2003	286,421	39,688	14,227	—	35,700	16,199

(1) Consists of annual incentive payments for 2005 and retention bonuses paid by MeadWestvaco and signing bonuses paid by NewPage at the time of the acquisition.

(2) Consists of interest on deferred compensation accounts in excess of applicable Federal tax rates paid by MeadWestvaco.

(3) Consists of (i) matching payments to a deferred compensation plan by MeadWestvaco for Messrs. Vogel, Aardema, Clark, Jesch and Tyrone, (ii) matching payments to a 401(k) plan by NewPage/MeadWestvaco for Messrs. Vogel, Aardema, Clark, Jesch and Tyrone, (iii) the payment of executive life insurance premiums by MeadWestvaco for Messrs. Vogel, Aardema, Clark, Jesch and Tyrone, and (iv) payment of financial consulting services by MeadWestvaco for Messrs. Vogel and Tyrone.

(4) Mr. Vogel resigned as a director and as president and chief executive officer as of March 1, 2006.

(5) The above table excludes distributions in respect of the timber series interests of Maple Timber Acquisition LLC.

Employment Agreements/Employment Letters

General. Each of Messrs. Aardema, Clark, Cooper, Jesch, Martin and Tyrone are subject to employment letters under which each of them will be paid an annual base salary of $190,000, $225,000, $235,000, $250,000, $235,000 and $310,000, respectively, and each of them received a signing bonus of $81,375, $162,750, $94,080, $267,375, $162,750 and $267,375, respectively, at the completion of the Transactions or upon beginning employment. Beginning in 2006, each of them will be eligible to receive an annual bonus of 35%, 40%, 45%, 50%, 45% and 65% of his base salary, respectively, for achieving performance targets specified in his employment letter.

Termination Provisions. If any of NewPage’s named executive officers are terminated without “cause” or terminates his employment with “good reason,” as those terms are defined in the applicable employment agreement or employment letter, in addition to receiving accrued base salary and accrued benefits to the date of termination, such executive officer will receive the following after executing an irrevocable employment release: (1) the pro rata portion of his bonus for the year of termination based on the number of days worked during that year and (a) if the date of termination is prior to June 1, based on his bonus from the prior year or (b) if the date of termination is on or after June 1, based on what his bonus would have been had he not been terminated; (2) an amount equal to twice his base salary less his purchase price for the paper series units of Maple Timber Acquisition purchased by him, but if the termination of his employment is within 12 months following a significant acquisition of a company of similar size by us, the amount will be equal to three times his base salary less his purchase price for those securities; however, if at the time of his termination, the fair market value of the paper series Class A Common Percentage Interests is less than his purchase price, he will also receive that difference; (3) continuation of welfare benefits for 24 months after his termination date or until he is hired by another company and is eligible to receive its benefits; and (4) outplacement services substantially similar to those provided in our severance plan. If any of the executive officers are terminated for any other reason, other than death or disability, neither he nor his estate will be entitled to any severance payments other than salary and benefits accrued through the termination date. If any of the executives die or becomes disabled, he or his estate will be entitled to receive the pro rata bonus referred to in clause (1) above.

Non-Competition Provisions. Each of NewPage’s named executive officers are subject to a non-competition and non-solicitation restriction for one year following termination of employment for any reason.

Former Chief Executive Officer. Mr. Vogel resigned as a director and as president and chief executive officer of NewPage and NewPage Holding, effective March 1, 2006. Mr. Vogel was subject to a three-year employment agreement with us under which he served as the chief executive officer and president of NewPage, NewPage Holding Corporation and Escanaba Timber. Mr. Vogel was paid an annual base salary of $400,000 and, beginning in 2006, was eligible to receive an annual bonus equal to 100% of his base salary if he met performance targets specified in his employment agreement. Mr. Vogel is entitled to the same benefits listed under “Termination Provisions” above. The actual termination benefits that Mr. Vogel will receive are still being determined. Mr. Vogel is subject to non-competition and non-solicitation restrictions for one year following his resignation.

Management Restricted Percentage Interests

The equity interests of Maple Timber Acquisition are classified into two separate series: one relating to our business and one relating to the business of Escanaba Timber. The series of equity interests relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests and Preferred Percentage Interests. The Class A and Class B Common Percentage Interests participate in distributions only after holders of the Preferred Percentage Interests have received a return of their capital plus a preferred return thereon. Additionally, the Class B Common Percentage Interests will participate in the equity of our business only after the Class A Common Percentage Interests have received $200 million in distributions. NewPage Corporation’s named executive officers and chairman have purchased the percentage of Class A Common Percentage Interests and Class B Common Percentage Interests relating to our business specified in “Security Ownership of Certain Beneficial Owners and Management.” In addition, certain other members of NewPage Corporation’s management acquired Class A and Class B Common Percentage Interests relating to our business aggregating approximately 2% and 19% of the percentage interests of each class, respectively. Furthermore, certain other members of NewPage Corporation’s management were issued options to purchase Class A Common Percentage Interests. Of the Class A and Class B Common Percentage Interests, 50% will vest over time, of which 20% vested immediately upon grant, 40% will vest at December 31, 2006 and another 40% will vest at December 31, 2007. The other 50% of the percentage interests will vest only if performance targets are met during 2006 and 2007. All Class A and Class B Percentage Interests issued to NewPage Corporation’s named executives officers will vest only to the extent the applicable named executive officer remains employed by NewPage Corporation on each vesting date or, in the case of Mr. Suwyn, if Mr. Suwyn remains chairman of NewPage Corporation on each vesting date. However, all Class A and Class B Common Percentage Interests held by a named executive officer and chairman of NewPage Corporation will automatically vest upon a “change of control” or an “initial public offering,” as each term is defined in the executive purchase agreements. If a named executive officer is terminated with “cause” or resigns without “good reason,” Maple Timber Acquisition may purchase from that named executive officer and that named executive officer must sell to Maple Timber Acquisition, all (a) vested Class A and Class B Common Percentage Interests held by him at fair market value and (b) non-vested Class A and Class B Common Percentage Interests held by him at the lesser of 50% of his purchase price and fair market value. If Maple Timber Acquisition does not exercise its right to repurchase the units, Cerberus and its affiliates (the “Permitted Holders”) will have the right to repurchase the percentage interests on the same terms. If a named executive officer’s employment is terminated without “cause” or the named executive officer resigns with “good reason,” Maple Timber Acquisition must purchase from that named executive officer all of his vested and unvested percentage interests for fair market value. Maple Timber Acquisition’s and the Permitted Holders’ obligation to repurchase percentage interests from the named executive officers will terminate upon an initial public offering of NewPage Holding. If NewPage Corporation’s chairman is terminated with “cause” or resigns voluntary, vested Class A and Class B Common Percentage Interests are subject to repurchase at fair market value and his non-vested Class A and Class B Common Percentage Interests are subject to repurchase at the lesser of his purchase price and fair market value. If NewPage Corporation’s chairman is terminated without “cause,” his vested and unvested percentage interests must be repurchased by Maple Timber Acquisition at fair market value.

Compensation Committee Interlocks and Insider Participation

For the eight months ended December 31, 2005, none of our executive officers had a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

NewPage is a wholly-owned subsidiary of NewPage Holding. NewPage Holding is a wholly-owned subsidiary of Escanaba Timber. Escanaba Timber is a wholly-owned subsidiary of Maple Timber Acquisition. The equity interests of Maple Timber Acquisition are classified into two separate series: one relating to our business, the paper series, and one relating to the business of Escanaba Timber. The series of equity interests relating to our business consists of Class A Common Percentage Interests, Class B Common Percentage Interests and Preferred Percentage Interests. Each of these series differs with respect to the right to receive dividends and distributions upon liquidation. The following table sets forth information with respect to the beneficial ownership of the series of equity interests relating to our business as of March 15, 2006 by: each person who is known by us to beneficially own 5% or more of the outstanding interests of such series; each member of our board of directors and the board of directors of NewPage Holding and Maple Timber Acquisition; each of the named executive officers; and all directors and executive officers as of March 15, 2006, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. The following table does not include equity interests in Maple Timber Acquisition that relate to the series of equity interests not relating to our business. None of the named executive officers or other named parties have any options to acquire additional interests. To our knowledge, each of the holders of interests listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name of Beneficial Owner	% of Total Class A Common Percentage Interests of Paper Series (%)		% of Total Class B Common Percentage Interests of Paper Series (%)	% of Total Preferred Percentage Interests of Paper Series (%)
Stephen Feinberg (1)(2)	88.6		—	100%
Peter H. Vogel, Jr. (3)	3.0		26.2	—
Charles J. Aardema (3)		*	3.1	—
Daniel A. Clark (3)		*	6.1	—
Douglas K. Cooper (3)		*	3.1	—
George F. Martin (3)		*	6.1	—
Michael L. Marziale (3)		*	6.1	—
Matthew L. Jesch (3)	1.2		10.0	—
James C. Tyrone (3)	1.2		10.0	—
Mark A. Suwyn (3)	3.0		26.2	—
John Sheridan	—		—	—
Robert S. Silberman	—		—	—
Jerome F. Tatar	—		—	—
Lenard B. Tessler	—		—	—
Michael S. Williams	—		—	—
Alexander M. Wolf	—		—	—
Steven E. Wynne	—		—	—
Directors and Executive Officers as a group (14 persons)	7.4		64.6	—

*              Denotes beneficial ownership of less than 1% of the class of units.

(1)           One or more affiliates of Cerberus own 88.6% of the Class A Common Percentage Interests of the paper series of Maple Timber Acquisition LLC and 100% of the Preferred Percentage Interests of the paper series of Maple Timber Acquisition LLC. Stephen Feinberg exercises sole voting and investment authority over all of Maple Timber Acquisition’s securities owned by the affiliates of Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 88.6% of the Class A Common Percentage Interests of the paper series of Maple Timber Acquisition and 100% of the Preferred Percentage Interests of the paper series of Maple Timber Acquisition.

(2)           The address for Mr. Feinberg, is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

(3)           The address for the listed person is c/o NewPage Corporation, Courthouse Plaza Northeast, Dayton, Ohio 45463.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Fiber Supply Agreements with Escanaba Timber

Contemporaneously with the consummation of the acquisition, we entered into three separate but substantially similar fiber supply agreements with Escanaba Timber, pursuant to which Escanaba Timber supplied our Escanaba, Chillicothe and Wickliffe mills with hardwood, softwood and aspen pulpwood. We believe that the terms of these agreements are the same as if they were determined on an arms’ length basis and are materially consistent with those that would have been obtained in a transaction with an unaffiliated third party. The agreements require Escanaba Timber to sell to us for each of the three mills, and required us to purchase a designated minimum number of tons of each type of pulpwood during the term. During November and December 2005, Escanaba Timber sold substantially all of its timberlands and we amended and restated our existing fiber supply and stumpage agreements as discussed below.

The agreements provide for specified fair market prices at which we purchased each type of pulpwood based on comparable arms’ length sales of each product in the relevant market and the delivery distance between the forest and the mill or other delivery destination. Prices were adjusted semi-annually based on the volume-weighted average of prices on comparable purchases by the applicable mill from other pulpwood suppliers during the prior six month period, subject to third party verification.

In November 2005, in connection with Escanaba Timber’s sale of all of the timberlands located in Michigan’s Upper Peninsula to affiliates of Plum Creek Timberlands, L.P., we entered into an Amended and Restated Fiber Supply Agreement with Plum Creek Marketing, Inc., pursuant to which Plum Creek Marketing, Inc. supplies our Escanaba mill with hardwood, softwood and aspen pulpwood in place of Escanaba Timber under similar terms and conditions as our fiber supply agreement with Escanaba Timber. In December 2005, Escanaba Timber sold its remaining timberlands located predominately in Kentucky, Ohio and Tennessee to Scioto Land Company, LLC, to an affiliate of Scioto Land Company, LLC and to certain affiliates of E&C Land Co., LLP. In connection with the sale to Scioto Land Company, LLC and to an affiliate of Scioto Land Company, LLC, we entered into stumpage agreements with each of Scioto Land Company, LLC and Clynelish LLC, respectively. Pursuant to the stumpage agreement with Scioto Land Company, LLC, Scioto Land Company, LLC supplies our Chillicothe mill with hardwood pulpwood, softwood pulpwood and hardwood stringers in place of Escanaba Timber under substantially the same terms and conditions as the then existing fiber supply agreement with Escanaba Timber. Pursuant to the stumpage agreement with Clynelish LLC, Clynelish supplies our Wickliffe mill with hardwood pulpwood and pine pulpwood in place of Escanaba Timber under substantially the same terms and conditions as the then existing fiber supply agreement with Escanaba Timber. In connection with the sale to affiliates of E&C Land Co., LLP, we entered into an Amended and Restated Fiber Supply Agreement with Cypress Creek, LLC, pursuant to which Cypress Creek, LLC supplies our Wickliffe mill with pine pulpwood and hardwood pulpwood in place of Escanaba Timber under substantially the same terms and conditions as the then existing fiber supply agreement with Escanaba Timber.

Commodity Basket Option Contract

On April 6, 2005, Cerberus entered into a commodity basket option contract with J. Aron & Company. Concurrently with the completion of the Transactions, Cerberus assigned all of its rights under the commodity basket option contract to NewPage and NewPage assumed all of Cerberus’ obligations thereunder. Because the commodity basket option contract was originally entered into by Cerberus and J. Aron & Company, an unaffiliated third party, we believe that the terms are materially consistent with those that would have been obtained in a transaction with an unaffiliated third party.

Escanaba Timber Profits Interest

Certain of NewPage’s executive officers and directors, including Messrs. Aardema, Clark, Jesch, Martin, Tyrone and Suwyn, in addition to owning paper series units of Maple Timber Acquisition specified in “Security Ownership of Certain Beneficial Owners and Management,” also own profits interests in the timber series of Maple Timber Acquisition, our indirect parent. As a consequence, in the aggregate, these persons participate in up to approximately 10% of the profits of Escanaba Timber, but only after the other holders of the capital interests in the timber series receive a return of their capital, a preferred return thereon, plus $240 million in distributions.

Allocation and Services Agreement with Escanaba Timber

Contemporaneously with the consummation of the acquisition, we entered into an allocation and services agreement with Escanaba Timber. We believe that the terms of the allocation and service agreement are materially consistent with those terms that would have been obtained in a similar type of agreement with an unaffiliated third party. The agreement provides for us and Escanaba Timber to cooperate on post-

closing purchase price adjustment matters and to allocate between us and Escanaba Timber rights and responsibilities relating to any post-closing purchase price adjustments required under the purchase agreement. The agreement also provided for an allocation of all fees, costs and expenses related to the acquisition from MeadWestvaco between us and Escanaba Timber, based on whether the fee, cost or expense is clearly attributable to the acquisition and financing of our business or the timberlands. To the extent any such fees, costs or expenses were not clearly attributable to the acquisition of our business or the timberlands, they were allocated generally based on a good faith determination of the portion of the fee, cost or expense that relates to the acquisition and/or financing of the timberlands and our business. The agreement also assigns rights and responsibilities under the purchase agreement, whereby we maintain all rights and responsibilities under the purchase agreement relating to the acquisition of MeadWestvaco’s paper business and Escanaba Timber maintains all rights and responsibilities under the purchase agreement relating to the acquisition of the timberlands. The agreement also provides for us to furnish administrative, financial, accounting, tax, human resources, procurement, information technology and other related services to Escanaba Timber. We have agreed to continue to provide these services directly to Escanaba Timber for five years, subject to Escanaba Timber’s right to terminate any such services at any time during the five-year period. We also provide certain other services to Escanaba Timber, including by making available to Escanaba Timber the services of certain members our senior management on a limited basis for operational and management support. We charge Escanaba Timber for these services based on proportionate costs. We have agreed to make these services available for up to five years. We also subleased or licensed office space to Escanaba Timber at each of our Escanaba, Chillicothe and Wickliffe mill locations, at a cost allocated based on the relative usage by us and Escanaba Timber employees.

Registration Rights Agreement

Contemporaneously with the closing of the acquisition, Maple Timber Acquisition and NewPage Holding entered into a registration rights agreement with Cerberus and NewPage’s executive officers, other members of NewPage’s senior management and Mark Suwyn, pursuant to which common units in Maple Timber Acquisition and/or common stock of NewPage Holding will be subject to registration. Under the agreement, Cerberus has the right to demand that Maple Timber Acquisition and/or NewPage Holding register under the Securities Act the common units of Maple Timber Acquisition and/or any shares of common stock of NewPage Holding held by Cerberus. NewPage’s executive officers, other members of senior management and Mr. Suwyn will have the right to participate in any registration demand made by Cerberus, subject to certain limitations and exceptions. Cerberus, NewPage’s executive officers, other members of NewPage’s senior management and Mark Suwyn will also have “piggyback” registration rights with respect to any equity offering of securities made by Maple Timber Acquisition and/or NewPage Holding, subject to certain limitations and exceptions. Pursuant to the registration rights agreement, Maple Timber Acquisition or NewPage Holding, as applicable, will pay all registration expenses and indemnify each holder of registrable securities with respect to each registration which has been effected.

Consulting Arrangements with Rapid Change Technologies

Dan Suwyn, the son of NewPage Corporation’s chairman and interim chief executive officer, Mark Suwyn, is the principal owner of Rapid Change Technologies. We paid Rapid Change Technologies $891,000 for the eight months ended December 31, 2005, for consulting and training services. Rapid Change Technologies developed a training program and a process to improve communication skills, consensus building and problem solving abilities at our Chillicothe, Ohio, mill. Rapid Change Technologies also facilitated the training of all of our employees at the mill on improving communication skills, resolving conflict and developing a process to improve productivity/operations through greater collaboration between hourly employees and supervisors/management. The terms of this arrangement were determined on an arms’ length basis and are materially consistent with those terms that would have been obtained in an arrangement with another unaffiliated third party.

Cerberus Arrangements

Cerberus retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. In the future, we may employ the consulting services of one or more of these Cerberus consultants. Any such retention will require the approval of the independent members of our Board of Directors and will be for specific projects in areas in which the consultants have expertise. In addition, any such consultants will be subject to the supervision of the independent members of our Board of Directors, and the consultants’ duty of loyalty in their performance of their consulting services to our company shall be solely to us. Any such consulting services shall be provided at monthly rates not greater than the monthly fees that Cerberus pays to the applicable consultant, together with reimbursement of out of pocket expenses incurred by the consultant in providing such services. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. Depending upon the nature of the assignment, consultants retained by us may provide services for Cerberus and other entities affiliated with Cerberus, including other Cerberus portfolio companies, at the same time as they are performing consulting services to us. For the eight months ended December 31, 2005, we paid the amount of $136,000 to Cerberus related to reimbursements for these costs directly related to our business. We also reimbursed Cerberus at the time of the acquisition of our business from MeadWestvaco for $1,300,000 of costs and expenses incurred in connection with the acquisition on our behalf by Cerberus. An affiliate of Cerberus was paid a fee by our indirect parent company, Escanaba Timber LLC, in connection with the financing of the acquisition.

We have normal purchases and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are at arms’ length terms and are not material to our results of operations or financial position.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Our Audit Committee has selected PricewaterhouseCoopers LLP as our independent auditor. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the eight months ended December 31, 2005.

(in thousands)	2005
Audit fees	$2,763
Audit-related fees	975
All other fees	2
Total	$3,740

Audit fees consist of fees billed or agreed to be billed for services related to the audit of the Company’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings. The amount disclosed also includes costs related to the audit of the financial statements of the Printing and Writing Papers Business for the four months ended April 30, 2005.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees.” This category includes services related to the issuance of the offering memorandum and Form S-4 registration statement related to the debt issued in conjunction with the acquisition of the business from MeadWestvaco and for financial due diligence in conjunction with the acquisition of the business from MeadWestvaco.

Policy on Pre-Approval of Services of the Independent Auditor

The policy of the Audit Committee of the Board of Directors is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. Any general pre-approved service with fees in excess of $100,000 or other permitted non-audit services requires specific approval of the Audit Committee or their designee. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary, with follow-up with the Audit Committee at their next meeting. The Audit Committee pre-approved all of the services for the company performed by the independent auditor in 2005.

Part IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and its predecessor are incorporated by reference as part of this Report at Item 8 hereof.

Successor

NewPage Corporation and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2005

Consolidated Statement of Operations for the eight months ended December 31, 2005

Consolidated Statement of Stockholder’s Equity for the eight months ended December 31, 2005

Consolidated Statement of Cash Flows for the eight months ended December 31, 2005

Notes to Consolidated Financial Statements

Predecessor

Printing and Writing Papers Business (A Business of MeadWestvaco Corporation):

Report of Independent Registered Public Accounting Firm

Combined Balance Sheet as of December 31, 2004

Combined Statements of Operations for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003

Statements of Changes in Combined Equity for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003

Combined Statements of Cash Flows for the four months ended April 30, 2005 and the years ended December 31, 2004 and 2003

Notes to Combined Financial Statements

(a)(2)      Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for NewPage Corporation and consolidated subsidiaries and the Printing and Writing Papers Business of MeadWestvaco Corporation has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(a)(3)      Exhibits

Exhibit Number	Description
3.1 *	Certificate of Incorporation of NewPage Corporation

3.2 *	Bylaws of NewPage Corporation

4.1 *	Indenture for the Floating Rate Senior Secured Notes due 2012 dated as of May 2, 2005 by and among NewPage Corporation, the guarantors named herein and HSBC Bank USA, National Association, as Trustee

4.2 *	Indenture for the 10% Senior Secured Notes due 2012 dated as of May 2, 2005 among NewPage Corporation, as Issuer, the guarantors named herein, HSBC Bank USA, National Association, as Trustee

4.3 *	Indenture for the 12% Senior Subordinated Notes due 2013 dated as of May 2, 2005 among NewPage Corporation, the guarantors named herein, HSBC Bank USA, National Association, as Trustee

4.4 *	Form of Floating Rate Senior Notes due 2012 (included in Exhibit 4.1)

4.5 *	Form of 10% Senior Secured Notes due 2012 (included in Exhibit 4.2)

4.6 *	Form of 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.3)

4.7 *	Form of Guarantee for each of the Floating Rate Senior Notes due 2012, the 10% Senior Secured Notes due 2012, and the 12% Senior Subordinated Notes due 2013 (included in Exhibit 4.1)

4.8 *	Exchange and Registration Rights Agreement, dated May 2, 2005, among NewPage Corporation, the guarantors named herein and the Initial Purchasers set forth therein

4.9 *

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

10.1 *	Equity and Asset Purchase Agreement, dated as of January 14, 2005, among MeadWestvaco Corporation and Maple Acquisition LLC (n/k/a Escanaba Timber LLC)

10.2 *	First Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC

10.3 *	Second Amendment to Equity Asset and Purchase Agreement, dated as of January 14, 2005, by and between MeadWestvaco Corporation and Escanaba Timber LLC

10.4 *	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Escanaba Paper Company

10.5 *	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Chillicothe Paper Inc.

10.6 *	Fiber Supply Agreement dated as of May 2, 2005, between Escanaba Timber LLC and Wickliffe Paper Company

10.7 *

Revolving Credit and Guaranty Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein, the lenders party thereto from time to time, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Wachovia Capital Markets LLC, Bank of America, N.A. and UBS Securities LLC; as amended September 23, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 23, 2006); as further amended February 23, 2006 (incorporated by reference to Exhibit 10.2 to the Form 8-K dated February 23, 2006)

10.8 *

Term Loan Credit and Guaranty Agreement, dated May 2, 2005, by and among NewPage Corporation, NewPage Holding Corporation and certain of its affiliates, the lenders party thereto, Goldman Sachs Credit Partners L.P. and USB Securities LLC; as amended February 23, 2006 (incorporated by reference to Exhibit 10.3 to the Form 8-K dated February 23, 2006)

10.9 *	Priority Lien Debt Pledge and Security Agreement, dated May 2, 2005, by and among NewPage Corporation and certain of its affiliates and The Bank of New York

10.10 *	Revolving Credit Pledge and Security Agreement dated as of May 2, 2005, among NewPage Corporation, the guarantors named herein and JPMorgan Chase Bank, N.A.

10.11 *	Allocation and Services Agreement dated as of April 30, 2005 between NewPage Corporation and Escanaba Timber LLC

10.12+*	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Daniel A. Clark

10.13+*	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Matthew L. Jesch

10.14+*	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and James C. Tyrone

10.15+*	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Peter H. Vogel, Jr.

10.16+*	Consulting Agreement dated May 2, 2005, by and between NewPage Corporation and Mark A. Suwyn

10.17+	Employment Letter Agreement dated October 6, 2005, by and between NewPage Corporation and Douglas K. Cooper (incorporated by reference to Exhibit 99.1 to the Form 8-K dated October 7, 2005)

10.18

Asset Purchase Agreement among NewPage Corporation, Chillicothe Paper Inc. and P.H. Glatfelter Company dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 22, 2006)

10.19	Amended and Restated Fiber Supply Agreement dated as of November 15, 2005, by and among Plum Creek Marketing, Inc. and Escanaba Paper Company

10.20	Amended and Restated Fiber Supply Agreement dated as of December 16, 2005, by and between Cypress Creek, LLC and Wickliffe Paper Company

10.21	Stumpage Agreement dated as of December 16, 2005, between Scioto Land Company, LLC and Wickliffe Paper Company

10.22	Stumpage Agreement dated as of December 16, 2005 between Scioto Land Company and Chillicothe Paper Inc.

10.23	Asset Purchase Agreement dated January 6, 2006, between Brascan Power, Inc., Rumford Falls Power Company and Rumford Paper Company

10.24+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and Charles J. Aardema

10.25+	Employment Letter Agreement dated May 2, 2005, by and between NewPage Corporation and George F. Martin

21.1 *	Subsidiaries of the registrant

24.1	Power of Attorney—John Sheridan

24.2	Power of Attorney—Robert S. Silberman

24.3	Power of Attorney—Jerome F. Tatar

24.4	Power of Attorney—Lenard B. Tessler

24.5	Power of Attorney—Michael S. Williams

24.6	Power of Attorney—Alexander M. Wolf

24.7	Power of Attorney—Steven E. Wynne

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

*              Incorporated by reference from the Registration Statement on Form S-4 (Reg. No. 333-125952), filed on June 20, 2005.

+              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE CORPORATION

By:	/s/ Mark A. Suwyn
Mark A. Suwyn
Chief Executive Officer
Date:	March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of NewPage Corporation and in the capacities and on the dates indicated.

/s/ Mark A. Suwyn
Mark A. Suwyn
Chief Executive Officer and Director
(Principal Executive Officer)
Date:	March 24, 2006

/s/ Matthew L. Jesch
Matthew L. Jesch
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	March 24, 2006

/s/ John E. Kurila
John E. Kurila
Controller
(Principal Accounting Officer)
Date:	March 24, 2006

*
John Sheridan
Director
Date:	March 24, 2006

*
Robert S. Silberman
Director
Date:	March 24, 2006

*
Jerome F. Tatar
Director
Date:	March 24, 2006

*
Lenard B. Tessler
Director
Date:	March 24, 2006

*
Michael S. Williams
Director
Date:	March 24, 2006

*
Alexander M. Wolf
Director
Date:	March 24, 2006

*
Steven E. Wynne
Director
Date:	March 24, 2006

* By:	/s/ Douglas K. Cooper
Douglas K. Cooper
Attorney-in-fact