Form 10-Q
period 2006-03-31
NewPage CORP
filed 2006-05-15
CIK 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

There were 100 Common Shares, $0.01 par value, outstanding as of May 1, 2006.

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

SAFE HARBOR STATEMENT

This quarterly report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and energy costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment, including requirements for enhanced environmental compliance; and our ability to operate as a stand-alone business. See “Item 1A–Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information about important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I             FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

MARCH 31, 2006 AND DECEMBER 31, 2005

Dollars in millions

	March 31, 2006	Dec. 31, 2005
ASSETS
Cash and cash equivalents (Note C)	$11	$1
Accounts receivable, net	195	191
Inventories (Note D)	350	343
Other current assets	22	20
Assets of discontinued operations (Note M)	148	152

Total current assets	726	707

Property, plant and equipment, net of accumulated depreciation of $128 and $92	1,426	1,408
Intangibles and other assets (Note E)	142	187

TOTAL ASSETS	$2,294	$2,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$137	$162
Accrued expenses	119	102
Current maturities of long term debt (Note G)	6	8
Liabilities of discontinued operations (Note M)	61	66

Total current liabilities	323	338

Long-term debt (Note G)	1,572	1,555
Other long-term obligations	64	62
Commitments and contingencies (Note J)
Minority interest	42	—

STOCKHOLDER’S EQUITY
Common stock, 100 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	406	399
Accumulated deficit	(121)	(57)
Accumulated other comprehensive income	8	5

Total stockholder’s equity	293	347

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,294	$2,302

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2006

Dollars in millions

First Quarter Ended March 31, 2006
Net sales	$507

Cost of sales	451
Selling, general and administrative expenses	38
Interest expense (including $2 for amortization of debt issuance costs and debt discount)	39
Other (income) expense, net (Note F)	39

Income (loss) from continuing operations before taxes	(60)
Income tax (benefit)	(2)

Income (loss) from continuing operations	(58)
Loss from discontinued operations (Note M)	6

Net income (loss)	$(64)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST QUARTER ENDED MARCH 31, 2006

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2005	100	$—	$399	$(57)	$5
Net income (loss)				(64)		$(64)
Change in unrealized gain on cash-flow hedges, net of tax of $2					3	3
Equity award expense			7

Balance at March 31, 2006	100	$—	$406	$(121)	$8	$(61)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

FIRST QUARTER ENDED MARCH 31, 2006

Dollars in millions

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(64)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on discontinued operations	6
Depreciation and amortization	38
Amortization of debt issuance costs and debt discount	2
Unrealized loss on option contracts	39
Deferred income taxes	(2)
LIFO effect	(4)
Equity award expense	7
Change in operating assets and liabilities	(13)
Net cash flows of discontinued operations	(6)

Net cash provided by operating activities	3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13)
Net cash flows of discontinued operations	(1)

Net cash provided by (used in) investing activities	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions from Rumford Cogeneration to limited partners	(4)
Payments of long-term debt	(104)
Net borrowings (payments) on revolving credit facility	119

Net cash provided by (used in) financing activities	11

Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	10

Net increase in cash and cash equivalents	10
Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$11

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$21

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER ENDED MARCH 31, 2006

Dollars in millions

A.	BASIS OF PRESENTATION

NewPage Corporation and its subsidiaries are engaged in the manufacturing, marketing and distribution of coated paper primarily used for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated papers, uncoated papers and market pulp production manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of the Company and its majority-owned or -controlled subsidiaries. All intercompany transactions and balances have been eliminated. Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “NewPage” refer to NewPage Corporation and its consolidated subsidiaries.

In July 2005 the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company, L.P. (“Rumford Cogeneration”), a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the partnership. The following shows the effects of the initial consolidation at January 1, 2006:

Cash and equivalents	$ 10
Property, plant and equipment, net	39
Other assets (equity method investment)	(3)
Accounts payable and accrued expenses	(2)
Minority interest	(44)

$ —

Effective April 1, 2006, we completed the previously announced sale of our carbonless paper business, which comprised our carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006 we began reporting the carbonless paper business as a discontinued operation. See Note M for further information.

The balance sheet as of December 31, 2005 is condensed financial information derived from the audited balance sheet, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements are unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto as of and for the eight months ended December 31, 2005.

B.	ACQUISITION

On May 2, 2005, NewPage and subsidiaries acquired the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation (“MeadWestvaco”) for $2,060 (the “acquisition”), which was deemed to have been completed on April 30, 2005.

C.	CASH AND CASH EQUIVALENTS

In conjunction with the initial consolidation of Rumford Cogeneration we have included cash and cash equivalents of the partnership in the consolidated cash and cash equivalents. Substantially all of the consolidated cash and cash equivalents at March 31, 2006 are the property of Rumford Cogeneration and are not available to NewPage Corporation.

D.	INVENTORIES

Inventories as of March 31, 2006 and December 31, 2005 consist of:

	March 31, 2006	Dec. 31, 2005
Finished and in-process goods	$236	$242
Raw materials	57	45
Stores and supplies	57	56

	$350	$343

If inventories had been valued at current costs, they would have been valued at $335 and $330 at March 31, 2006 and December 31, 2005.

E.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of March 31, 2006 and December 31, 2005 consist of:

	March 31, 2006	Dec. 31, 2005
Commodity basket option contract	$8	$47
Financing costs (net of accumulated amortization of $7 and $5)	40	42
Prepaid pension asset	34	36
Intangibles—customer relationships (net of accumulated amortization of $2 and $1)	24	25
Other	36	37

	$142	$187

F.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the first quarter ended March 31, 2006 includes an unrealized non-cash loss of $39 determined based on the mark-to-market value of the option contract.

G.	LONG-TERM DEBT

The balances of long-term debt as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	Dec. 31, 2005
Revolving senior secured credit facility	$165	$46
Term loan senior secured credit facility	644	748
Floating rate senior secured notes	225	225
10% senior secured notes (face amount $350)	346	346
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,578	1,563
Current portion of long-term debt	6	8

Long-term debt	$1,572	$1,555

In April 2006, we permanently reduced the commitment under the revolving senior secured credit facility from $350 to $275. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006.

H.	EQUITY AWARD EXPENSE

Included in selling, general and administrative expenses for the first quarter ended March 31, 2006 is $7 of equity award expense, including $6 for the repurchase of unvested equity interests granted to our former chief executive officer at the acquisition. Under a Repurchase Agreement dated April 5, 2006 between Maple Timber Acquisition LLC, our indirect parent, and Mr. Vogel, Maple Timber agreed to repurchase all of Mr. Vogel’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $7 on May 16, 2006, subject to the satisfaction of certain conditions. We expect to loan $7 to Maple Timber to enable Maple Timber to satisfy its repurchase obligations.

I.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs for the first quarter ended March 31, 2006 is as follows:

	Retirement Plan	Post-retirement Plan
Service cost	$3	$—
Interest cost	5	1
Expected return on plan assets	(7)	—

Net periodic costs	1	1
Curtailment loss	2	—
Less—allocated to discontinued operations	(2)	—

Net cost allocated to continuing operations	$1	$1

J.	COMMITMENTS AND CONTINGENCIES

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

K.	INCOME TAXES

We have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $2 of tax expense to other comprehensive income and the corresponding offset as an allocation to tax benefit from continuing operations.

L.	SALE OF HYDROELECTRIC FACILITIES

On January 7, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, entered into a definitive agreement with Brascan Power Inc. to sell two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine, for a cash sales price of $144. The transaction is expected to close in the second quarter of 2006. We have classified these assets as held for sale as of March 31, 2006. The major class of assets to be sold consists of property, plant and equipment with a book value of approximately $80.

M.	SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we completed the previously announced sale of our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio, to P.H. Glatfelter Company for a cash sales price of $80, subject to a working capital adjustment. In the quarter ended March 31, 2006, we began reporting the carbonless paper business as a discontinued operation. The following shows the approximate book value of the major classes of assets and liabilities as of March 31, 2006 and December 31, 2005 that were disposed of as part of the sale:

	March 31, 2006	Dec. 31, 2005
Accounts receivable	$45	$43
Inventory	94	94
Other current assets	2	2
Property, plant and equipment	—	6
Prepaid pension asset	7	7

Total assets	148	152
Accounts payable	(27)	(22)
Other current liabilities	(24)	(34)
Other long-term obligations	(10)	(10)

Total liabilities	(61)	(66)

Net assets of discontinued operations	$87	$86

Net sales of the carbonless paper business (included in discontinued operations) were $106 for the first quarter ended March 31, 2006. We recognized a loss on discontinued operations of $6 for the quarter ended March 31, 2006, which includes a curtailment loss on the pension plan of $2, a charge for the impairment of fixed assets of $6 and income from operations before taxes of $2. We expect to recognize a loss from discontinued operations of approximately $5 in the second quarter of 2006, which includes a settlement loss on the pension plan of approximately $5, a settlement gain on the postretirement plan of approximately $8 and a loss on the sale of the business of approximately $8.

N.	SUBSEQUENT EVENT

Our parent, NewPage Holding Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering at all or what the terms of the offering will be.

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF OPERATIONS (unaudited)

First Quarter Ended March 31, 2005

Dollars in millions

Net sales (including sales to related parties of $7)	$445

Cost of sales	411
Selling, general and administrative expenses	23
Interest expense	2
Other income, net	(1)

Income from continuing operations before income taxes	10
Income tax expense	4

Income from continuing operations	6
Loss from discontinued operations, net of tax benefit of $2	3

Net income	$3

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

First Quarter Ended March 31, 2005

Dollars in millions

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	3
Depreciation and amortization	45
Deferred income taxes	2
Loss on sale of assets	1
Investee—earnings and distributions	1
Changes in operating assets and liabilities	(70)
Net cash flows of discontinued operations	4

Net cash provided by (used in) operating activities	(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9)
Net cash flows of discontinued operations	(2)

Net cash used in investing activities	(11)

CASH FLOWS FROM FINANCING ACTIVITIES
Net transactions with MeadWestvaco Corporation	22

Net cash (used in) provided by financing activities	22

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Dollars in millions

A.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

These condensed combined financial statements present the historical results of the Printing and Writing Papers Business (the “Business”), which was purchased from MeadWestvaco Corporation (“MeadWestvaco”) by NewPage Corporation (the “Acquisition”) pursuant to the Acquisition, which was funded on May 2, 2005, but deemed to have been completed on April 30, 2005. The Business is engaged in the manufacturing, marketing and distribution of coated paper primarily used for commercial printing, magazines, catalogs, textbooks, and labels. Our products include coated papers, uncoated papers and market pulp production manufactured at four U.S. mills and supported by multiple distribution and converting locations. We operate within one operating segment. The Business consists of the historical Papers business segment of MeadWestvaco adjusted to exclude MeadWestvaco’s investment in Northwood Panelboard and the operations of Specialty Papers, which is a distinct and different business under separate management that were not purchased.

Effective April 1, 2006, NewPage completed the sale of the carbonless paper business, which comprised the carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006, the carbonless paper business was reported as a discontinued operation. Prior periods have been presented on a comparable basis. Net revenues of the carbonless paper business (included in discontinued operations) were $99 for the first quarter ended March 31, 2005.

These condensed combined financial statements are intended to present the historical results of the Business operations during the period. As such, these condensed combined financial statements include allocations of certain expenses, as well as assets and liabilities historically maintained by MeadWestvaco and not recorded in the accounts of the Business. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. However, these combined financial statements may not necessarily be indicative of the results that would have been obtained if the Business had operated as a separate entity during the period presented.

These interim combined financial statements have not been audited. However, in the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim period presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the Business’ annual financial statements for the year ended December 31, 2004.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Business’ annual financial statements and notes thereto for the year ended December 31, 2004.

Stock options

The Business measured compensation cost for MeadWestvaco stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles

Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), pro forma net income would have equaled reported net income.

B.	RESTRUCTURING AND OTHER MERGER-RELATED EXPENSES

Restructuring charges, other than Westvaco and Mead merger related

As part of the Business’s planned integration strategy and various restructuring activities, the Business incurred charges for separation benefits for employees from 2002 through 2004. As of December 31, 2004, substantially all of the approximately 690 originally affected employees from 2002, 2003 and 2004 had been separated.

The activity in the accrued restructuring balances related to the plans described above was as follows:

Employee costs
Balance of related accruals at December 31, 2004	$1
Less: payments	1

Balance of related accruals at March 31, 2005	$—

Westvaco and Mead Merger Related Restructuring

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. The balance of the related accruals at December 31, 2004 and March 31, 2005 was $1.

C.	EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

The employees of the Business were participants in various defined benefit pension and postretirement plans sponsored by MeadWestvaco, and the assets and liabilities were combined with those related to other MeadWestvaco businesses. Similarly, MeadWestvaco managed its domestic postretirement benefit plans on a combined basis, and claims data and liability information related to the Business was aggregated and combined, by plan, with those related to other MeadWestvaco businesses. As a result, pension and postretirement expense for the Business has been determined on a multi-employer plan basis.

Pension costs recorded by the Business with respect to defined benefit pension plans for the quarter ended March 31, 2005 were $5. Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees. MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were approximately $14 for the quarter ended March 31, 2005.

The employees of the Business were also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco. Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options. MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the quarter ended March 31, 2005, the Business incurred expenses of $3 for matching contributions to the defined contribution benefit plans.

D.	ENVIRONMENTAL AND LEGAL MATTERS

The Business has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the Business. The Business is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to a number of sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which the Business has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. At March 31, 2005, the Business has recorded liabilities of approximately $2 for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The Business believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the Business’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

E.	RELATED PARTY TRANSACTIONS

Transactions between the Business and other business segments of MeadWestvaco commonly occurred in the normal course of business. In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $2 for the first quarter ended March 31, 2005. Sales to other MeadWestvaco business segments were $7 for the first quarter ended March 31, 2005. Purchases from other MeadWestvaco business segments were $1 for the first quarter ended March 31, 2005.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $8 for the first quarter ended March 31, 2005.

In addition to the above, the Business shared facilities and related costs (utilities and services) with other business segments of MeadWestvaco. Costs charged by the Business to MeadWestvaco for shared facilities totaled $1 for the first quarter ended March 31, 2005. These charges were based on estimates of actual usage for utilities and head count for other services and were recorded as a reduction of the related cost.

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the acquisition. Accordingly, the discussion and analysis of historical operations of our predecessor during the period prior to the acquisition do not reflect the significant effect that the accounting for the acquisition has had and will have on the reporting of our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding the comparability of our and our predecessor’s results of operations.

Overview

Company Background

On May 2, 2005, we acquired the Printing and Writing Papers Business of MeadWestvaco, but the acquisition was deemed to have been completed on April 30, 2005. We are the largest coated paper manufacturer in North America based on production capacity. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines and catalogs and direct mail advertising. Our largest product category is coated freesheet paper, which is used primarily for higher-end applications such as annual reports, brochures, coated labels and magazine covers. The remainder of our coated paper is coated groundwood paper, which is used primarily for catalogs, magazines and textbooks. We also produce uncoated paper and market pulp, a component used in the manufacturing of paper.

Sale of Carbonless Papers Business and Hydroelectric Generating Facilities

On January 7, 2006, Rumford Falls Power Company, our indirect wholly-owned subsidiary, entered into a definitive agreement with Brascan Power Inc. to sell two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine, for a cash sales price of $144 million. The transaction is expected to close in the second quarter of 2006.

Effective April 1, 2006, we completed the sale of our carbonless paper business, including our paper mill in Chillicothe, Ohio and a converting facility in Fremont, Ohio, to P.H. Glatfelter Company for a cash sales price of $80 million, subject to a working capital adjustment.

Results of Operations

The following table sets forth our historical results of operations for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report. In the quarter ended March 31, 2006, we began reporting the carbonless paper business as a discontinued operation. The prior period has been presented on a comparable basis.

	Successor - NewPage Corp. First Quarter Ended March 31, 2006		Predecessor First Quarter Ended March 31, 2005
(in millions)	$	%	$	%
Net sales	507	100.0	445	100.0
Cost of sales	451	89.0	411	92.4
Selling, general and administrative expense	38	7.4	23	5.2
Interest expense	39	7.6	2	0.5
Other (income) expense	39	7.7	(1)	(0.4)

Income (loss) from continuing operations before income taxes	(60)	(11.7)	10	2.3
Income tax (benefit)	(2)	(0.3)	4	0.9

Income (loss) from continuing operations	(58)	(11.4)	6	1.4
Loss from discontinued operations	6	1.2	3	0.6

Net income (loss)	(64)	(12.6)	3	0.8

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$11		$64

First Quarter 2006 Successor Compared to First Quarter 2005 Predecessor

Net sales for 2006 were $507 million compared to $445 million for 2005, an increase of 13.9%. The increase was largely the result of an increase in coated paper sales volume from 495,000 tons in 2005 to 540,000 tons in 2006 and an increase in average coated paper prices from $859 per ton in 2005 to $886 per ton in 2006. The increase in coated paper sales volume was largely caused by good demand, buying ahead of anticipated second quarter price increases and recent industry capacity closures. Generally, operating rates in the coated paper markets continued to improve in the first quarter of 2006 and we believe that business drivers such as capacity closures, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing higher sales prices. In February 2006 we announced a $50 per ton price increase on most coated paper grades and realized a portion of the increase in the first quarter. We believe we will realize an additional portion in the second quarter of 2006.

Cost of sales for 2006 was $451 million compared to $411 million for 2005, an increase of 9.7%. Our gross margin for 2006 improved to 11.0%, compared to 7.6% for 2005. The higher gross margin was due to higher sales prices, productivity improvement initiatives, lower depreciation and amortization expense and lower maintenance costs, offset by higher wood, energy, and chemical costs. Depreciation and amortization expense decreased to $38 million in 2006 from $45 million in 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in 2006 increased sharply over 2005 as a result of higher natural gas and refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $36 million and $41 million in 2006 and 2005. Maintenance expense will be higher in the second and third quarters compared to the first quarter due to planned annual maintenance outages.

Selling, general and administrative expenses were $38 million for 2006 compared to $23 million for 2005. This increase was primarily a result of transitional costs of $8 million relating to the setup of our business as a stand-alone business, including costs related to the completion of the transition of information technology and human resources, and equity award expense recognized for our former chief executive officer of $6 million. As a percentage of net sales, selling, general and administrative expenses increased in 2006 to 7.4% from 5.2% in 2005.

Interest expense for 2006 was $39 million compared to $2 million for 2005 primarily as a result of the interest expense incurred on the debt issued to finance the acquisition. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for 2006 primarily consists of an unrealized non-cash loss of $39 million determined based on the mark-to-market value of a purchased option contract to which we do not apply hedge accounting treatment.

The income tax benefit for 2006 was $2 million compared to income tax expense of $4 million for 2005. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $2 million of tax expense to other comprehensive income and the corresponding offset as an allocation to tax benefit from continuing operations.

The change in net income (loss) to a net loss of $(64) million in 2006 from net income of $3 million in 2005 was largely a result of higher costs for chemicals, wood and energy, increased interest expense of $37 million, an unrealized non-cash loss of $39 million for a purchased option contract and equity award expense recognized for our former chief executive officer of $6 million. These items were partially offset by higher sales prices, higher sales volumes, lower depreciation and amortization of $19 million and productivity improvements since the first quarter of 2005. EBITDA was $11 million and $64 million for 2006 and 2005. The decrease in EBITDA from 2005 to 2006 was primarily a result of an unrealized non-cash loss of $39 million for a purchased option contract, $8 million of transition costs, $9 million of non-cash charges and sale-related costs included in loss from discontinued operations, and equity award expense recognized for our former chief executive officer of $6 million. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

In July 2005 the Emerging Issues Task Force issued EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights. This issue clarifies and changes the accounting for investments by general partners in limited partnerships and states that general partners are presumed to control the partnership absent certain rights of the limited parties. This issue affects the accounting for our minority ownership interest in Rumford Cogeneration Company, L.P., a limited partnership created to generate power for us and for third-party sale, for which we are the general partner. Prior to January 1, 2006 we accounted for this investment using the equity method of accounting. As of January 1, 2006 we consolidated the limited partnership. The consolidation did not have a material effect on our financial position, results of operations, or compliance with our debt covenants

Carbonless Paper Business

Net sales for our former carbonless paper segment increased to $106 million in 2006 from $99 million in 2005, an increase of 7.4%. The sales increase was driven by an increase in sales prices per ton of carbonless and uncoated paper and an increase in carbonless and uncoated paper volumes. The carbonless segment incurred a pre-tax loss of $6 million in 2006, compared to a pre-tax loss of $5 million in 2005. The increase in the segment loss during 2006 was largely due to a curtailment loss on the pension plan of $2 million, a charge for the impairment of fixed assets of $6 million and higher costs for chemicals, wood and energy offset by lower depreciation and amortization expense of $12 million subsequent to the acquisition.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

(in millions)	Successor - NewPage Corp. First Quarter Ended March 31, 2006	Predecessor First Quarter Ended March 31, 2005
Net income (loss)	$(64)	$3
Interest expense	39	2
Income taxes (benefit)	(2)	2
Depreciation and amortization	38	57

EBITDA	$11	$64

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of higher sales volumes in the third quarter. Our second quarter typically begins to build to a higher sales rate and has historically been our quarter with the highest maintenance spending as a result of scheduled annual maintenance shutdowns. Our third quarter is typically our strongest sales quarter, reflecting a substantial increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales quarter as printing for year-end holidays continues. We expect these trends to continue for the foreseeable future, except that we intend to manage our maintenance schedules so that maintenance costs are incurred more evenly throughout the year.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of April 28, 2006, there was $80 million outstanding under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $159 million of additional borrowing availability under the revolving senior secured credit facility (after taking into account $34 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. In April 2006 we permanently reduced the commitment under the revolving senior secured credit facility from $350 million to $275 million. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006.

Our aggregate indebtedness at March 31, 2006, was $1,578 million. We are highly leveraged. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to the expiration and/or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of March 31, 2006, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2006:

	Required	Actual
Maximum Leverage Ratio	6.00	5.32
Maximum Senior Leverage Ratio	3.00	2.73
Minimum Interest Coverage Ratio	2.00	2.08
Minimum Fixed Charges Coverage Ratio	1.00	1.24

Our parent, NewPage Holding Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering at all or what the terms of the offering will be.

Capital expenditures were $13 million and $9 million for the first quarters ended March 31, 2006 and 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of March 31, 2006 and December 31, 2005, $1,034 million and $1,019 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities and our floating-rate senior secured notes due 2012. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt.

Commodity Price Risk

As of May 2, 2005, we entered into a commodity basket option contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. The design of the contract was such that it is expected to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in fair value of the contract. We account for this contract at fair value with changes recorded as other income (expense). Accordingly, we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of $8 million and $47 million at March 31, 2006 and December 31, 2005.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended March 31, 2006. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.2	Bylaws of NewPage Corporation, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE CORPORATION

By:	/s/ Matthew L. Jesch
Matthew L. Jesch
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2006