Form 10-Q
period 2006-06-30
NewPage CORP
filed 2006-08-08
CIK 1329069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

There were 100 Common Shares, $0.01 par value, outstanding as of August 1, 2006.

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

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2006 AND DECEMBER 31, 2005

Dollars in millions

	June 30, 2006	Dec. 31, 2005
ASSETS
Cash and cash equivalents (Note C)	$12	$1
Accounts receivable, net	203	191
Inventories (Note D)	346	343
Other current assets	24	20
Assets of discontinued operations (Note M)	—	152

Total current assets	585	707
Property, plant and equipment, net of accumulated depreciation of $155 and $92	1,340	1,408
Intangibles and other assets (Note E)	134	187

TOTAL ASSETS	$2,059	$2,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$154	$162
Accrued expenses	112	102
Current maturities of long term debt (Note G)	6	8
Liabilities of discontinued operations (Note M)	—	66

Total current liabilities	272	338
Long-term debt (Note G)	1,345	1,555
Other long-term obligations	62	62
Commitments and contingencies (Note J)
Minority interest	39	—
STOCKHOLDER’S EQUITY
Common stock, 100 shares authorized, issued and outstanding, $0.01 per share par value	—	—
Additional paid-in capital	399	399
Accumulated deficit	(71)	(57)
Accumulated other comprehensive income	13	5

Total stockholder’s equity	341	347

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,059	$2,302

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2006

AND TWO MONTHS ENDED JUNE 30, 2005

Dollars in millions

	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
Net sales	$490	$997	$279
Cost of sales	432	883	259
Selling, general and administrative expenses	22	60	17
Interest expense (including $3, $5 and $1 for amortization of debt issuance costs and debt discount and $11 for write-off of bridge financing costs in 2005)	38	77	35
Other (income) expense, net (Notes F and L)	(63)	(24)	19

Income (loss) from continuing operations before taxes	61	1	(51)
Income tax (benefit)	2	—	—

Income (loss) from continuing operations	59	1	(51)
(Loss) from discontinued operations (Note M)	(9)	(15)	(5)

Net income (loss)	$50	$(14)	$(56)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

FIRST HALF ENDED JUNE 30, 2006

Dollars in millions

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2005	100	$—	$399	$(57)	$5
Net income (loss)				(14)		$(14)
Change in unrealized gain on cash-flow hedges					8	8
Equity awards (Note H)			7
Loan to Maple Timber Acquisition			(7)

Balance at June 30, 2006	100	$—	$399	$(71)	$13	$(6)

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FIRST HALF ENDED JUNE 30, 2006 AND TWO MONTHS ENDED JUNE 30, 2005

Dollars in millions

	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14)	$(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on discontinued operations	15	5
Depreciation and amortization	73	27
Amortization of debt issuance costs and debt discount and write-off of bridge financing costs in 2005	5	12
Gain on sale of assets	(66)	—
Unrealized loss on option contracts	46	20
LIFO effect	(3)	—
Equity award expense	7	—
Change in operating assets and liabilities	(15)	—
Net cash flows of discontinued operations	(10)	3

Net cash provided by operating activities	38	11
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	—	(1,994)
Proceeds from sale of assets	226	—
Capital expenditures	(38)	(9)
Cash paid for option contracts	—	(73)
Net cash flows of discontinued operations	(1)	(3)

Net cash provided by (used in) investing activities	187	(2,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	437
Proceeds from issuance of long-term debt and initial draw of revolver	—	1,694
Payment of debt issuance costs	—	(57)
Distributions from Rumford Cogeneration to limited partners	(5)	—
Loan to Maple Timber Acquisition (Note H)	(7)	—
Payments on long-term debt	(166)	—
Net borrowings (payments) on revolving credit facility	(46)	(5)

Net cash provided by (used in) financing activities	(224)	2,069
Increase in cash and cash equivalents from initial consolidation of Rumford Cogeneration	10	—

Net increase in cash and cash equivalents	11	1
Cash and cash equivalents at beginning of period	1	—

Cash and cash equivalents at end of period	$12	$1

SUPPLEMENTAL INFORMATION—
Cash paid for interest	$72	$—

See notes to condensed consolidated financial statements.

NEWPAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER AND FIRST HALF ENDED JUNE 30, 2006

AND TWO MONTHS ENDED JUNE 30, 2005

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

Cash and equivalents	$10
Property, plant and equipment, net	39
Other assets (equity method investment)	(3)
Accounts payable and accrued expenses	(2)
Minority interest	(44)

$—

Effective April 1, 2006, we completed the previously announced sale of our carbonless paper business, which comprised our carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006 we began reporting the carbonless paper business as a discontinued operation. See Note M for further information.

The balance sheet as of December 31, 2005 is condensed financial information derived from the audited balance sheet, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements are unaudited. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States for the periods presented. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto as of and for the eight months ended December 31, 2005 included in our Annual Report on Form 10-K.

B.	ACQUISITION

On May 2, 2005, NewPage and subsidiaries acquired the Printing and Writing Papers Business (the “predecessor”) from MeadWestvaco Corporation (“MeadWestvaco”) for $2,060 (the “acquisition”), which was deemed to have been completed on April 30, 2005.

C.	CASH AND CASH EQUIVALENTS

In conjunction with the initial consolidation of Rumford Cogeneration we have included cash and cash equivalents of the partnership in the consolidated cash and cash equivalents. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of the partnership, however substantially all of the consolidated cash and cash equivalents at June 30, 2006 are the property of Rumford Cogeneration and are not available to NewPage for debt service or other purposes until distributed from the partnership to its partners.

D.	INVENTORIES

Inventories as of June 30, 2006 and December 31, 2005 consist of:

	June 30, 2006	Dec. 31, 2005
Finished and in-process goods	$243	$242
Raw materials	46	45
Stores and supplies	57	56

	$346	$343

If inventories had been valued at current costs, they would have been valued at $333 and $330 at June 30, 2006 and December 31, 2005.

E.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets as of June 30, 2006 and December 31, 2005 consist of:

	June 30, 2006	Dec. 31, 2005
Commodity basket option contract	$2	$47
Financing costs (net of accumulated amortization of $10 and $5)	37	42
Prepaid pension asset	35	36
Intangibles—customer relationships (net of accumulated amortization of $2 and $1)	24	25
Other	36	37

	$134	$187

F.	DERIVATIVE FINANCIAL INSTRUMENTS

As of May 2, 2005, we entered into a commodity basket option contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and paid a premium of $72 for the contract, which was the fair value of the option at inception. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. Because of the uncertainty of future correlation, we do not apply hedge accounting treatment for this contract and record changes in the fair value of the contract in other (income) expense. Other (income) expense for the second quarter and first half ended June 30, 2006 and the two months ended June 30, 2005 include non-cash losses of $6, $45 and $20 determined based on the mark-to-market value of the option contract.

G.	LONG-TERM DEBT

The balances of long-term debt as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	Dec. 31, 2005
Revolving senior secured credit facility (LIBOR plus 2.00%)	$—	$46
Term loan senior secured credit facility (LIBOR plus 3.00%)	582	748
Floating rate senior secured notes (LIBOR plus 6.25%)	225	225
10% senior secured notes (face amount $350)	346	346
12% senior subordinated notes (face amount $200)	198	198

Total long-term debt, including current portion	1,351	1,563
Current portion of long-term debt	6	8

Long-term debt	$1,345	$1,555

All of our assets are pledged as collateral under our various debt agreements. See our Annual Report on Form 10-K for the year ended December 31, 2005 for further details on our debt agreements.

In April 2006, we permanently reduced the commitment under the revolving senior secured credit facility from $350 to $275. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006. Included in interest expense for the second quarter and first half ended June 30, 2006 is $1 for write-off of deferred financing costs related to the amount of the reduction in the revolver commitment.

H.	EQUITY AWARD EXPENSE AND REPURCHASE

Included in selling, general and administrative expenses for the first half ended June 30, 2006 is $7 of equity award expense, including $6 for the repurchase of unvested equity interests granted to our former chief executive officer, Peter H. Vogel, Jr., at the acquisition. Under a Repurchase Agreement dated April 5, 2006 between Maple Timber Acquisition LLC, our indirect parent, and Mr. Vogel, Maple Timber agreed to repurchase all of Mr. Vogel’s Paper Class A Common Percentage Interests and Paper Class B Common Percentage Interests for an aggregate of $7 on May 16, 2006, subject to the satisfaction of certain conditions. We loaned $7 to Maple Timber in the second quarter ended June 30, 2006 to enable Maple Timber to satisfy its repurchase obligations. This has been recorded as a reduction in shareholder’s equity as repayment is not assured.

I.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension cost for the defined benefit retirement plans is as follows:

	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
Service cost	$2	$5	$2
Interest cost	2	7	2
Expected return on plan assets	(4)	(11)	(4)

Net periodic costs	—	1	—
Curtailment loss	—	2	—
Settlement loss	5	5	—
Less—allocated to discontinued operations	(5)	(7)	—

Net cost allocated to continuing operations	$—	$1	$—

A summary of the components of net periodic postretirement benefit cost for the postretirement health care and life insurance benefits plans is as follows:

	Second Quarter Ended June 30, 2006	First Half Ended June 30, 2006	Two Months Ended June 30, 2005
Service cost	$1	$1	$—
Interest cost	—	1	—

Net periodic costs	1	2	—
Settlement gain	(8)	(8)	—
Less—allocated to discontinued operations	7	7	—

Net cost allocated to continuing operations	$—	$1	$—

J.	COMMITMENTS AND CONTINGENCIES

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

We have recorded a valuation allowance against our net deferred tax assets for federal income taxes and for certain states since it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $3 of tax benefit to other comprehensive income for the second quarter ended June 30, 2006 and the corresponding offset as an allocation to tax expense from continuing operations.

L.	SALE OF HYDROELECTRIC FACILITIES

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. (formerly known as Brascan Power, Inc.) for a cash sales price of $144. Included in other income (expense) for the second quarter and first half ended June 30, 2006 is a gain on the sale of $66.

M.	SALE OF CARBONLESS PAPER BUSINESS

Effective April 1, 2006, we completed the sale of our carbonless paper business to P.H. Glatfelter Company for a cash sales price of $80, subject to a working capital adjustment. P.H. Glatfelter has recently informed us that they believe they are due a working capital adjustment of approximately $2. We are currently investigating the validity of this claim. Based on our calculations, which we have submitted to P.H. Glatfelter, we are seeking a working capital adjustment in our favor. The amount of the working capital adjustment remains subject to review and acceptance under the terms of the asset purchase agreement.

Net sales of the carbonless paper business (included in discontinued operations) were $106 and $73 for the first half ended June 30, 2006 and the two months ended June 30, 2005. Included in the loss from discontinued operations for the second quarter and first half ended June 30, 2006 is $9 and $18 of charges related to the sale of the business, including curtailment and settlement costs related to employee benefit plans.

N.	INITIAL PUBLIC OFFERING OF NEWPAGE HOLDING

Our parent, NewPage Holding Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering or what the terms of the offering will be.

O.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007 and we are evaluating the effect of adoption.

In June 2006, the Emerging Issues Task Force issued EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force concluded that entities should disclose their accounting policy for taxes imposed on a specific revenue-producing transaction between a seller and a customer. We present such taxes on a net basis in our statement of operations. This issue has no effect on our financial position, result of operations or liquidity.

* * * * *

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

COMBINED STATEMENT OF OPERATIONS (unaudited)

Dollars in millions

	One Month Ended April 30, 2005	Four Months Ended April 30, 2005
Net sales (including sales to related parties of $2 and $9)	$137	$582
Cost of sales	127	538
Selling, general and administrative expenses	8	31
Interest expense, including loss on defeasance of debt of $18 and $18	19	21
Other income, net	(1)	(2)

Income (loss) from continuing operations before income taxes	(16)	(6)
Income tax (benefit)	(7)	(3)

Income (loss) from continuing operations	(9)	(3)
(Loss) from discontinued operations, net of tax benefit of $2 and $4	(2)	(5)

Net income (loss)	$(11)	$(8)

The accompanying notes are an integral part of these financial statements.

PRINTING AND WRITING PAPERS BUSINESS

(A BUSINESS OF MEADWESTVACO CORPORATION)

PREDECESSOR

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

Dollars in millions

Four Months Ended April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	5
Depreciation and amortization	61
Deferred income taxes	(7)
Investee—earnings and distributions	1
Loss on defeasance of debt	18
Changes in operating assets and liabilities	(76)
Net cash flows of discontinued operations	8

Net cash provided by operating activities	2
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(14)
Net cash flows of discontinued operations	(3)

Net cash used in investing activities	(17)
CASH FLOWS FROM FINANCING ACTIVITIES
Net transactions with MeadWestvaco Corporation	15

Net cash provided by financing activities	15

Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

NON-CASH TRANSACTIONS
Payment by MeadWestvaco Corporation to defease long-term debt	$162
Contribution of property, plant and equipment by MeadWestvaco Corporation	$1

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

Effective April 1, 2006, NewPage completed the sale of the carbonless paper business, which comprised the carbonless paper segment, to P.H. Glatfelter Company. In the quarter ended March 31, 2006, the carbonless paper business was reported as a discontinued operation. Prior periods have been presented on a comparable basis. Net revenues of the carbonless paper business (included in discontinued operations) were $36 and $135 for the one month and four months ended April 30, 2005.

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

Stock options

The Business measured compensation cost for MeadWestvaco stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles

Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Business adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. If compensation cost for MeadWestvaco stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), pro forma net income (loss) would have equaled reported net income (loss).

B.	RESTRUCTURING AND OTHER MERGER-RELATED EXPENSES

Restructuring charges, other than Westvaco and Mead merger related

As part of the Business’s planned integration strategy and various restructuring activities, the Business incurred charges for separation benefits for employees from 2002 through 2004. As of December 31, 2004, substantially all of the approximately 608 originally affected employees from 2002, 2003 and 2004 had been separated.

The activity in the accrued restructuring balances related to the plans described above was as follows:

Employee costs
Balance of related accruals at December 31, 2004	$1
Less: payments	1

Balance of related accruals at April 30, 2005	$—

Westvaco and Mead Merger Related Restructuring

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. The integration actions included the closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. The balance of the related accruals at December 31, 2004 and April 30, 2005 was $1.

C.	LONG-TERM DEBT

In conjunction with the Acquisition, MeadWestvaco repaid or defeased all outstanding debt of the Business. Included in interest expense for the one month and four months ended April 30, 2005 is a loss of $18 on the defeasance of the debt and write-off of unamortized financing costs.

D.	EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

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

Pension costs recorded by the Business with respect to defined benefit pension plans for the one month and four months ended April 30, 2005 were $1 and $5. Upon retirement, MeadWestvaco provides life insurance and other postretirement benefits for certain MeadWestvaco retirees, including certain Business employees. MeadWestvaco also funds certain medical benefits on a current basis with retirees paying a portion of the costs. Costs of providing these benefits to both active and retired employees of the Business were approximately $3 and $13 for the one month and four months ended April 30, 2005.

The employees of the Business were also eligible to participate in defined contribution benefit plans sponsored by MeadWestvaco. Under the terms of the defined contribution benefit plans, participant contributions may be directed into a number of investment options. MeadWestvaco matching contributions are made to a fund that invests in MeadWestvaco shares. During the one month and four months ended April 30, 2005, the Business incurred expenses of $1 and $3 for matching contributions to the defined contribution benefit plans.

E.	ENVIRONMENTAL AND LEGAL MATTERS

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

F.	RELATED PARTY TRANSACTIONS

Transactions between the Business and other business segments of MeadWestvaco commonly occurred in the normal course of business. In addition, the Business also had purchases from MeadWestvaco’s Forestry Operations of $2 for the four months ended April 30, 2005. Sales to other MeadWestvaco business segments were $2 and $9 for the one month and four months ended April 30, 2005. Purchases from other MeadWestvaco business segments were $1 for the four months ended April 30, 2005.

The Business’s combined financial statements include expense allocations for certain corporate functions provided by MeadWestvaco, such as human resources, legal, finance, information systems, purchasing, executive management and other corporate staff. Allocations were based on relative headcount for people-related costs, the Business’s assets as a percentage of total MeadWestvaco assets, the Business’s sales as a percentage of total MeadWestvaco sales, or by specific identification of costs directly associated with the Business’s operations. The Business and MeadWestvaco management believe such allocations have been made on a reasonable basis. These costs are included in cost of sales or selling, general and administrative expenses, consistent with MeadWestvaco classification, in the accompanying combined statements of operations. Costs allocated by or charged by MeadWestvaco to the Business for services performed by MeadWestvaco on behalf of the Business totaled $1 and $9 for the one month and four months ended April 30, 2005.

In addition to the above, the Business shared facilities and related costs (utilities and services) with other business segments of MeadWestvaco. Costs charged by the Business to MeadWestvaco for shared facilities totaled $1 for the four months ended April 30, 2005. These charges were based on estimates of actual usage for utilities and head count for other services and were recorded as a reduction of the related cost.

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers certain periods prior to the acquisition. For comparison purposes, we have presented the results of operations for the second quarter and first half ended June 30, 2005 on a combined basis, consisting of the historical results of our predecessor for the four months ended April 30, 2005, and the historical results of operations of the successor for the two months ended June 30, 2005. Accordingly, the discussion and analysis of historical operations of our predecessor during the period prior to the acquisition do not reflect the significant effect that the accounting for the acquisition has had and will have on the reporting of our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding the comparability of our and our predecessor’s results of operations.

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

Sale of Carbonless Paper Business and Hydroelectric Generating Facilities

On June 8, 2006, Rumford Falls Power Company, an indirect wholly-owned subsidiary of NewPage, completed the sale of two hydroelectric generating facilities located on the Androscoggin River in Rumford, Maine to Brookfield Power Inc. (formerly known as Brascan Power, Inc.) for a cash sales price of $144 million.

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

Second Quarter 2006 Successor Compared to Second Quarter 2005 Combined Successor and Predecessor

	Successor - NewPage Corp. Second Quarter Ended June 30, 2006		Combined Successor and Predecessor Second Quarter Ended June 30, 2005		Successor - NewPage Corp. Two Months Ended June 30, 2005		Predecessor One Month Ended April 30, 2005
(in millions)	$	%	$	%	$	%	$	%
Net sales	490	100.0	416	100.0	279	100.0	137	100.0
Cost of sales	432	88.1	386	93.0	259	92.9	127	93.2
Selling, general and administrative expense	22	4.6	25	6.0	17	6.1	8	5.6
Interest expense	38	7.8	54	13.0	35	12.9	19	13.5
Other (income) expense	(63)	(12.8)	18	4.3	19	6.7	(1)	(0.5)

Income (loss) from continuing operations before income taxes	61	12.3	(67)	(16.3)	(51)	(18.6)	(16)	(11.8)
Income tax (benefit)	2	0.4	(7)	(1.6)	—	0.0	(7)	(5.0)

Income (loss) from continuing operations	59	11.9	(60)	(14.7)	(51)	(18.6)	(9)	(6.8)
(Loss) from discontinued operations	(9)	(1.9)	(7)	(1.5)	(5)	(1.6)	(2)	(1.3)

Net income (loss)	50	10.0	(67)	(16.2)	(56)	(20.2)	(11)	(8.1)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$125		$24		$6		$18

Net sales for the second quarter of 2006 were $490 million compared to $416 million for the second quarter of 2005, an increase of 18.1%. The increase was largely the result of an increase in coated paper sales volume from 450,000 tons in the second quarter of 2005 to 522,000 tons in the second quarter of 2006 and an increase in average coated paper prices from $877 per ton in the second quarter of 2005 to $894 per ton in the second quarter of 2006. The increase in coated paper sales volume was largely caused by increased demand and recent industry capacity closures. Generally, operating rates in the coated paper markets continued to improve in the second quarter of 2006 and we believe that business drivers such as capacity closures, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing higher sales prices.

Cost of sales for the second quarter of 2006 was $432 million compared to $386 million for the second quarter of 2005. Our gross margin for the second quarter of 2006 improved to 11.9%, compared to 7.0% for the second quarter of 2005. The higher gross margin was due to higher sales prices, productivity improvement initiatives, lower depreciation and amortization expense and lower maintenance costs, offset by higher wood, energy, and chemical costs. Depreciation and amortization expense decreased to $35 million in the second quarter of 2006 from $43 million in the second quarter of 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in the second quarter of 2006 increased sharply over the second quarter of 2005 as a result of higher prices for refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $43 million and $48 million in the second quarter of 2006 and 2005. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the second quarter of 2006 and 2005 of $3 million and $4 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills. Maintenance expense is expected to be higher in the third quarter compared to the second quarter due to planned annual maintenance outages.

Selling, general and administrative expenses were $22 million for the second quarter of 2006 compared to $25 million for the second quarter of 2005. The decrease was primarily a result of transitional costs of $2 million relating to the setup of our business as a stand-alone business recorded in the second quarter of 2005. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter of 2006 to 4.6% from 6.0% in the second quarter of 2005.

Interest expense for the second quarter of 2006 was $38 million compared to $54 million for the second quarter of 2005 primarily as a result of the loss incurred by MeadWestvaco on the defeasance of debt at the acquisition in the second quarter of 2005. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for the second quarter of 2006 primarily consists of a gain of $66 million on the sale of two hydroelectric generating facilities and a non-cash loss of $6 million determined based on the mark-to-market value of a purchased option contract to which we do not apply hedge accounting treatment. Other (income) expense for the second quarter of 2005 primarily consists of a non-cash loss of $20 million on the purchased option contract.

We recorded income tax expense of $2 million for the second quarter of 2006 compared to an income tax benefit of $7 million for the second quarter of 2005. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years. In accordance with SFAS No. 109, we have allocated $2 million of tax benefit in the second quarter of 2006 to other comprehensive income and the corresponding offset as an allocation to tax expense from continuing operations.

Net income was $50 million in the second quarter of 2006 compared with net income (loss) of $(67) million in the second quarter of 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, lower depreciation and amortization of $8 million, $6 million of non-cash losses from our purchased option contract and lower interest expense of $16 million. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. In addition 2006 net income was higher as a result of higher sales prices, higher sales volumes, and productivity improvements, partially offset by higher costs for chemicals, wood, energy and freight.

EBITDA was $125 million and $24 million for the second quarter of 2006 and 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $6 million of non-cash losses from our purchased option contract, and $9 million of non-cash charges and sale-related costs included in loss from discontinued operations. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

First Half 2006 Successor Compared to First Half 2005 Combined Successor and Predecessor

	Successor - NewPage Corp. First Half Ended June 30, 2006		Combined Successor and Predecessor First Half Ended June 30, 2005		Successor - NewPage Corp. Two Months Ended June 30, 2005		Predecessor Four Month Ended April 30, 2005
(in millions)	$	%	$	%	$	%	$	%
Net sales	997	100.0	861	100.0	279	100.0	582	100.0
Cost of sales	883	88.5	797	92.7	259	92.9	538	92.6
Selling, general and administrative expense	60	6.1	48	5.6	17	6.1	31	5.3
Interest expense	77	7.7	56	6.5	35	12.9	21	3.5
Other (income) expense	(24)	(2.4)	17	1.9	19	6.7	(2)	(0.4)

Income (loss) from continuing operations before income taxes	1	0.1	(57)	(6.7)	(51)	(18.6)	(6)	(1.0)
Income tax (benefit)	—	0.0	(3)	(0.4)	—	0.0	(3)	(0.5)

Income (loss) from continuing operations	1	0.1	(54)	(6.3)	(51)	(18.6)	(3)	(0.5)
(Loss) from discontinued operations	(15)	(1.5)	(10)	(1.1)	(5)	(1.6)	(5)	(0.8)

Net income (loss)	(14)	(1.4)	(64)	(7.4)	(56)	(20.2)	(8)	(1.3)

Supplemental Information
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$136		$88		$6		$82

Net sales for the first half of 2006 were $997 million compared to $861 million for the first half of 2005, an increase of 15.9%. The increase was largely the result of an increase in coated paper sales volume from 945,000 tons in the first half of 2005 to 1,062,000 tons in the first half of 2006 and an increase in average coated paper prices from $868 per ton in the first half of 2005 to $890 per ton in the first half of 2006. The increase in coated paper sales volume was largely caused by increased demand and recent industry capacity closures. Generally, operating rates in the coated paper markets continued to improve in the first half of 2006 and we believe that business drivers such as capacity closures, Gross Domestic Product (“GDP”) growth and advertising spending remain favorable to us in realizing higher sales prices.

Cost of sales for the first half of 2006 was $883 million compared to $797 million for the first half of 2005. Our gross margin for the first half of 2006 improved to 11.5%, compared to 7.3% for the first half of 2005. The higher gross margin was due to higher sales prices, productivity improvement initiatives, lower depreciation and amortization expense and lower maintenance costs, offset by higher wood, energy, and chemical costs. Depreciation and amortization expense decreased to $73 million in the first half of 2006 from $88 million in the first half of 2005 as a result of lower asset bases and longer average remaining useful lives assigned to property, plant and equipment after the acquisition. Wood costs increased due to higher logistics costs for deliveries to the mills and logging expenses, caused primarily from higher fuel costs. Increases in the price of crude oil have affected the cost of certain papermaking chemicals, purchased energy, and logistics and distribution. Energy costs in the first half of 2006 increased sharply over the first half of 2005 as a result of higher prices for refined petroleum products. The increase in the cost of chemicals was primarily driven by increases in latex prices, which historically have been volatile, fluctuating with the price of crude oil. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future.

Maintenance expense at our mills totaled $79 million and $89 million in the first half of 2006 and 2005. In conjunction with our annual maintenance shutdowns, we have incidental incremental costs for the first half of 2006 and 2005 of $3 million and $4 million that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.

Selling, general and administrative expenses were $60 million for the first half of 2006 compared to $48 million for the first half of 2005. The increase was primarily a result of higher transitional costs of $8 million in the first half of 2006, compared to $2 million in the first half of 2005, relating to the setup of our business as a stand-alone business and equity award expense recognized for our former chief executive officer of $6 million. As a percentage of net sales, selling, general and administrative expenses increased in the first half of 2006 to 6.1% from 5.6% in the first half of 2005.

Interest expense for the first half of 2006 was $77 million compared to $56 million for the first half of 2005 primarily as a result of the interest expense incurred on the debt issued to finance the acquisition. For periods prior to the acquisition, interest expense relates to long-term debt specifically related to certain mill facilities.

Other (income) expense for the first half of 2006 primarily consists of a gain of $66 million on the sale of two hydroelectric generating facilities and a non-cash loss of $45 million determined based on the mark-to-market value of a purchased option contract to which we do not apply hedge accounting treatment. Other (income) expense for the first half of 2005 primarily consists of a non-cash loss of $20 million on the purchased option contract.

We recorded no income tax expense for the first half of 2006 compared to an income tax benefit of $3 million for the first half of 2005. For the periods subsequent to the acquisition, we have recorded a valuation allowance against our net deferred tax assets for federal and certain state income taxes as it is more likely than not that we will not realize these benefits, as defined in SFAS No. 109, as a result of the negative evidence presented by our and our predecessor’s history of losses over the past three years.

Net income (loss) decreased from $(64) million in the first half of 2005 to $(14) million in the first half of 2006. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, lower depreciation and amortization of $15 million, $45 million of non-cash losses from our purchased option contract and higher interest expense of $21 million. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. In addition 2006 net income was higher as a result of higher sales prices, higher sales volumes, and productivity improvements, partially offset by higher costs for chemicals, wood, energy and freight.

EBITDA was $136 million and $88 million for the first half of 2006 and 2005. Significant items in 2006 included a $66 million gain on the sale of the hydroelectric generating facilities, $45 million of non-cash losses for a purchased option contract, equity award expense recognized for our former chief executive officer of $6 million, $8 million of transition costs and $18 million of non-cash charges and sale-related costs included in loss from discontinued operations. Significant items in 2005 included $20 million of non-cash losses from our purchased option contract and $2 million of transition costs. See “Reconciliation of Net Income (Loss) to EBITDA” below for further information on the use of EBITDA as a measurement tool.

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

Net sales for our former carbonless paper segment were $106 million in the first quarter of 2006, $109 million in the second quarter of 2005 and $208 million in the first half of 2005. The former carbonless segment incurred a pre-tax loss of $9 million in the second quarter of 2006, compared to a pre-tax loss of $8 million in the second quarter of 2005. The increase in the loss from the second quarter of 2005 to the second quarter of 2006 was largely a result of a net loss from the sale of the business of $9 million partially offset by lower depreciation and amortization expense of $5 million.

The former carbonless segment incurred a pre-tax loss of $15 million in the first half of 2006, compared to a pre-tax loss of $13 million in the first half of 2005. The increase in the segment loss from the first half of 2005 to the first half of 2006 was largely a result of a net loss from the sale of the business of $18 million partially offset by lower depreciation and amortization expense of $17 million.

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

The following table presents a reconciliation of net income (loss) to EBITDA:

(in millions)	Successor - NewPage Corp. Second Quarter Ended June 30, 2006	Combined Successor and Predecessor Second Quarter Ended June 30, 2005	Successor - NewPage Corp. Two Months Ended June 30, 2005	Predecessor One Month Ended April 30, 2005
Net income (loss)	$50	$(67)	$(56)	$(11)
Interest expense	38	54	35	19
Income taxes (benefit) (including amount in discontinued operations)	2	(9)	—	(9)
Depreciation and amortization (including amount in discontinued operations)	35	46	27	19

EBITDA	$125	$24	$6	$18

(in millions)	Successor - NewPage Corp. First Half Ended June 30, 2006	Combined Successor and Predecessor First Half Ended June 30, 2005	Successor - NewPage Corp. Two Months Ended June 30, 2005	Predecessor Four Month Ended April 30, 2005
Net income (loss)	$(14)	$(64)	$(56)	$(8)
Interest expense	77	56	35	21
Income taxes (benefit) (including amount in discontinued operations)	—	(7)	—	(7)
Depreciation and amortization (including amount in discontinued operations)	73	103	27	76

EBITDA	$136	$88	$6	$82

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. The first quarter is typically a lighter sales volume quarter with some inventory build in anticipation of higher sales volumes in the third quarter. In 2006 our coated paper sales volumes for the first quarter were atypically high and were slightly higher than our second quarter. Our second quarter typically begins to build to a higher sales rate and has historically been our quarter with the highest maintenance spending as a result of scheduled annual maintenance shutdowns. Our third quarter is typically our strongest sales quarter, reflecting a substantial increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically our second strongest sales quarter as printing for year-end holidays continues. We expect these trends to continue for the foreseeable future, except that we intend to manage our maintenance schedules so that maintenance costs are incurred more evenly throughout the year.

Liquidity and Capital Resources

We expect that cash generated from operating activities and availability under our revolving senior secured credit facility will be our principal sources of liquidity. As of June 30, 2006, there was no outstanding borrowings under the revolving senior secured credit facility and based on availability under the borrowing base as of that date, we had $224 million of borrowing availability under the revolving senior secured credit facility (after taking into account $51 million of outstanding letters of credit). Based on our current level of operations, we believe our cash flow from operations and available borrowings under our revolving senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs. In April 2006 we permanently reduced the commitment under the revolving senior secured credit facility from $350 million to $275 million. This reduction brings the revolver commitment in line with the borrowing base availability under the revolving senior secured credit facility after completion of the sale of the carbonless paper business effective April 1, 2006.

Our aggregate indebtedness at June 30, 2006, was $1,351 million. We are highly leveraged. Beginning in 2010, our debt service requirements substantially increase as a result of scheduled payments of our indebtedness. We anticipate that we will refinance these borrowings prior to the expiration and/or retire portions of the indebtedness with issuances of equity securities or proceeds from the sale of assets. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings and borrowings to refinance our existing indebtedness.

Our senior secured credit facilities contain customary financial and other covenants, including minimum interest coverage and fixed charge coverage ratios and maximum total debt and senior debt to EBITDA ratios. Our senior secured credit facilities also place certain restrictions on our ability to make capital expenditures. As of June 30, 2006, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2006:

	Required	Actual
Maximum Leverage Ratio	5.75	4.31
Maximum Senior Leverage Ratio	2.75	1.86
Minimum Interest Coverage Ratio	2.00	2.19
Minimum Fixed Charges Coverage Ratio	1.00	1.32

Our parent, NewPage Holding Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 18, 2006 relating to an initial public offering of its common stock. There can be no assurance whether our parent will complete the offering or what the terms of the offering will be.

Capital expenditures were $38 million and $23 million for the first half ended June 30, 2006 and 2005.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for us as of January 1, 2007 and we are evaluating the effect of adoption.

In June 2006, the Emerging Issues Task Force issued EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force concluded that entities should disclose their accounting policy for taxes imposed on a specific revenue-producing transaction between a seller and a customer. We present such taxes on a net basis in our statement of operations. This issue has no effect on our financial position, result of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates. As of June 30, 2006 and December 31, 2005, $807 million and $1,019 million of our debt consisted of borrowings with variable interest rates under our senior secured credit facilities and our floating-rate senior secured notes due 2012. The potential increase in interest expense resulting from a 100 basis point increase in quoted interest rates on our debt balances outstanding at June 30, 2006 would be $8 million without taking into account any interest rate hedging agreements. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We are a party to two interest rate swap agreements and one interest rate cap agreement to hedge the variability of cash flows on $450 million of our floating-rate debt. Taking into account our interest rate hedging agreements and rates in effect at June 30, 2006, a 100 basis point increase in quoted interest rates would result in an increase in interest expense of $4 million.

Commodity Price Risk

As of May 2, 2005, we entered into a commodity basket option contract. This commodity basket option contract is a purchased basket of options on a mix of natural gas, market pulp and the Euro. While the commodity basket option contract was designed to help protect against decreases in the North American prices of coated paper by reference to the prices of natural gas and market pulp, and material decreases in the value of the Euro relative to the U.S. dollar, there is no assurance that the commodity basket option contract will actually protect us against any such price decreases or that the historical level of correlation will continue during the three-year period of the contract. The value of the basket option contract is not specific to changes in coated paper prices, but instead is tied to market prices for a mix of commodities and currencies. The design of the contract was such that it is expected to have a similar response to movements in market pricing that would be equivalent to essentially all of our coated paper sales each year for three years. This option is currently out-of-the-money but because of the effect of changes in the underlying commodities and the leverage involved in the contract, we may experience material changes in the fair value of the contract. We account for this contract at fair value with changes recorded as other income (expense). Accordingly, we may experience significant variability in reported income (loss) from operations. Because the contract is a purchased option contract, we are not exposed to cash flow risks from changes in market rates. This contract expires April 2008 and had a fair value of $2 million and $47 million at June 30, 2006 and December 31, 2005.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assesses the disclosure control systems as being effective as they encompass material matters for the quarter ended June 30, 2006. To the best of our knowledge, there were no changes in the internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated Bylaws of NewPage Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NewPage Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE CORPORATION

By:	/s/ Matthew L. Jesch
Matthew L. Jesch Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006